Form 10-Q
period 2008-08-31
NUMBEER, INC.
filed 2008-09-25
CIK 1443157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number: 333-153172

NUMBEER, INC.
(Exact name of registrant as specified in its charter)

Nevada                       26-2374319

(State of or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

      112 North Curry Street, Carson City                89703

(Address of principal executive offices)                 (Zip Code)

(775) 321-8216
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                          Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                                    Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                               Yes |X] No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 31, 2008, the registrant had 7,000,000 shares of common stock, $0.001 par value, issued and outstanding.

NUMBEER, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2008

BALANCE SHEET

STATEMENT OF OPERATIONS

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Numbeer, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Numbeer, Inc. as of August 31, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the three-month periods ended August 31, 2008 and from inception April 7, 2008 through August 31, 2008. These interim financial statements are the responsibility of the Corporation’s management.

We conduct our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Numbeer, Inc. as of May 31, 2008, and the related statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated August 11, 2008, we expressed an opinion with a going concern paragraph on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2008 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
September 19, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA  89146 (702) 253-7499 Fax: (702)253-7501

NUMBEER, INC.

(A Development Stage Company)
BALANCE SHEET
(Unaudited)

	August 31, 2008	May 31, 2008 (Audited)

ASSETS

CURRENT ASSETS
Total current assets	-	-

Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,238	$ -
Due to related party	1,413	1,413
Total liabilities	2,651	1,413

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 7,000,000 shares of common stock	7,000	7,000
Subscription receivable	-	(7,000)
Deficit accumulated during the development stage	(9,651)	(1,413)

Total stockholder’s equity (deficit)	(2,651)	(1,413)

Total liabilities and stockholder’s equity (deficit)	$ -	$ -

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three months to August 31, 2008	From inception (April 7, 2008) through May 31, 2008 (Audited)

REVENUE	$ -	$ -

EXPENSES
Office & General	(1,468)	(1,413)
Professional fees	(6,770)	-

NET LOSS	$ (8,238)	$ (1,413)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,000,000	7,000,000

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FROM INCEPTION (APRIL 7, 2008) TO August 31, 2008
(Unaudited)

	Common Stock		Subscription	Deficit Accumulated During the Development	Total stockholders’
	Number of shares	Amount	Receivable	Stage	deficit

Balance April 7, 2008	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.001
per share April 24, 2008	7,000,000	7,000	-	-	7,000
Subscription receivable			(7,000)		(7,000)
Net loss May 31, 2008				(1,413)	(1,413)
Balance, August 31, 2008	7,000,000	$ 7,000	$ (7,000)	$ (1,413)	$ (1,413)
Subscription receivable			7,000		7,000
Net loss August 31, 2008				(8,238)	(8,238)
Balance, August 31, 2008	7,000,000	$ 7,000	$ -	$ (9,651)	$ (2,651)

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)

	Three months to August 31, 2008	From inception (April 7, 2008) through May 31, 2008 (Audited)	From inception (April 7, 2008) through August 31, 2008

OPERATING ACTIVITIES
Net loss	$ (8,238)	$ (1,413)	$ (9,651)
Increase in accrued expenses	1,000	1,413	1,000
Increase in shareholders loan			1,413
NET CASH USED IN OPERATING ACTIVITIES	(7,238)	-	(7,238)

FINANCING ACTIVITIES
Proceeds from sale of common stock		7,000	7,000
Subscription receivable	7,000	(7,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,000	-	-

NET INCREASE IN CASH	(238)	-	(238)

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$ (238)	$ -	$ (238)

Supplemental cash flow information:
Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

May 31, 2008 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Numbeer, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $9,561. The Company was incorporated on April 7, 2008 in the State of Nevada and established a fiscal year end of August 31. The Company is a development stage company that intends to sell a complete Beer Control System which will maximize the yield from a keg.
It will allow sales and portion control, reducing the cost of the beer stock by monitoring liquor pouring and controlling portion sizes. The Company is currently in the development stage as defined in SFAS No. 7. All activities of the Company to date relate to its organization, initial funding and share issuances.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated since inception (April 7, 2008) through August 31, 2008 of ($9,651).The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of August 31, 2008, the Company had issued 7,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $7,000.

The officers and directors have committed to advancing certain operating costs of the Company.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards (“SFAS”) No.109, “Accounting for Income Taxes” and clarified by FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

NUMBEER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

May 31, 2008

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Share Based Expenses

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of August 31, 2008.

Recent Accounting Pronouncements

SFAS 141(R) - In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer

NUMBEER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

May 31, 2008

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

SFAS 160 - In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 160 could have on our financial statements.

SFAS 161 - In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107 and SFAS No. 157, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

NUMBEER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

May 31, 2008

(Unaudited)

As of August 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 24, 2008, the sole Director purchased 7,000,000 shares of the common stock in the Company at $0.001 per share for $7,000.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of August 31, 2008, the Company received advances from a Director in the amount of $1,413 to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Numbeer, Inc. (“Numbeer, “we”, “the company”) was incorporated in the State of Nevada as a for-profit company on April 07, 2008 and established a fiscal year end of May 31. We are a development-stage company that intends to sell a complete Beer Control System which will maximize the yield from a keg. It will allow sales and portion control, reducing the cost of the beer stock by monitoring liquor pouring and controlling portion sizes.

By programming selling price, pour size and beer cost, Numbeer’s software will keep track of inventory, sales and even generate variance reports. Our product will be a major time saver and an excellent tool to manage several beer lines.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended August 31, 2008 we had no cash on hand. We incurred operating expenses in the amount of $8,238 in the quarter ended August 31, 2008. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 3,000,000 of or our common stock for sale to the public. Our registration statement became effective on September 15, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months. As of August 31, 2008 we have raised $7,000 from the sales of our common stock.

     Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

     If Numbeer is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in Numbeer having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because Numbeer is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Numbeer cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Numbeer common stock would lose all of their investment.

Over the 12 month period after the termination of the sales of the Company’s shares through the Form S-1, we expect to have raised enough capital in order to successfully complete the following Plan of Operations to start the design, manufacture and sales of our planned beer management systems. This would be done in three successive stages. In the first stage we would hire a mechanical engineering firm to design the hardware components of our proposed systems and a software engineer to design our planned Windows-based user interface.

The next stage of our plan of operation is to contract an independent manufacturer to produce the hardware components of our planned beer system. During this stage we should also develop our website.

In the final stage of our plan, we would find prospective customers to test rent and subsequently purchase the first installations of our planned system. The venue for our first installations would be chosen strategically to maximize publicity for our products and services. We expect to sign rental agreements with our first customers within 360 days after the termination of the sales of the Company’s shares.

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and has no current material commitments.

Off Balance Sheet Arrangement

          The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan. Our President, Michael Allan English has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements. Investors should be aware that Mr. English expression is neither a contract nor agreement between him and the company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of August 31, 2008 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as August 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not affect the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can affect the Company's results and its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1       Articles of Incorporation [1]

3.2       By-Laws [1]

31.1     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1      Section 1350 Certification of Chief Executive Officer

32.2      Section 1350 Certification of Chief Financial Officer **

[1] Incorporated by reference from the Company’s filing with the Commission on August 25, 2008.

* Included in Exhibit 31.1
** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMBEER, INC.

BY: /s/ Michael Allan English

Michael Allan English

President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer and sole Director

Dated: September 23, 2008