Form 10-Q
period 2008-11-30
NUMBEER, INC.
filed 2009-01-21
CIK 1443157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [	]
Non-accelerated filer [	] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                                           Yes |X] No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 30, 2008, the registrant had 7,198,000 shares of common stock, $0.001 par value, issued and outstanding.

NUMBEER, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

NOVEMBER 30, 2008

BALANCE SHEET

STATEMENT S OF OPERATIONS

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Numbeer, Inc.

(A Development Stage Company)

We have reviewed the accompanying condensed balance sheets of Numbeer, Inc. as of November 30, 2008, and the related condensed statements of operations, stockholders’ equity (deficit), and cash flows for the three-month and six-month period ended November 30, 2008 and from inception April 7, 2008 through November 30, 2008. These interim financial statements are the responsibility of the Corporation’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Numbeer, Inc. as of May 31, 2008, and the related statements of income, stockholders’ equity and cash flows for the period then ended (not presented herein); and in our report dated August 11, 2008, we expressed an opinion with a going concern paragraph on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2008 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

January 16, 2009

6490 WEST DESERT INN RD, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

NUMBEER, INC.

(A Development Stage Company)

BALANCE SHEET

(Unaudited)

	November 30, 2008	May 31, 2008 (Audited)

ASSETS

CURRENT ASSETS
Total current assets	2,568	-

Total assets	$ 2,568	$ -

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 4,000	$ -
Due to related party	4,383	1,413
Total liabilities	8,383	1,413

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 7,198,000 shares of common stock	7,198	7,000
Subscription receivable	(198)	(7,000)
Deficit accumulated during the development stage	(12,815)	(1,413)

Total stockholder’s equity (deficit)	(5,815)	(1,413)

Total liabilities and stockholder’s equity (deficit)	$ 2,568	$ -

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three months to November 30, 2008	Six months To November 30, 2008	From inception (April 7, 2008) through November 30, 2008 (Audited)

REVENUE	$ -	$ -	$ -

EXPENSES
Office & General	(164)	(1,487)	(1,487)
Professional fees	(3,000) (3,164)	(9,915)	(9,915)

NET LOSS	$ (3,164)	$ (11,402)	$ (11,402)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,017,143	7,017,143

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FROM INCEPTION (April 7, 2008) TO November 30, 2008

(Unaudited)

	Common Stock		Subscription	Deficit Accumulated During the Development	Total stockholders’
	Number of shares	Amount	Receivable	Stage	deficit

Balance April 7, 2008	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001
per share April 24, 2008	7,000,000	7,000	-	-	7,000
Net loss May 31, 2008				(1,413)	(1,413)
Balance, May 31, 2008	7,000,000	$ 7,000	$ -	$ (1,413)	$ 5,587
Subscription receivable	198,000	198	(198)		-
Net loss November 30, 2008				(11,402)	(11,402)
Balance, November 30, 2008	7,198,000	$ 7,198	$ (198)	$ (12,815)	$ (5,815)

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	Six months to November 30, 2008	From inception (April 7, 2008) through November 30, 2008

OPERATING ACTIVITIES
Net loss	$ (11,402)	$ (11,402)
Increase in accrued expenses	4,000	4,000
Increase in shareholders loan	2,970	2,970
NET CASH USED IN OPERATING ACTIVITIES	(4,432)	(4,432)

FINANCING ACTIVITIES
Proceeds from sale of common stock	7,000	7,000
Subscription receivable		-

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,000	7,000

NET INCREASE IN CASH	(2,568)	(2,568)

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$ (2,568)	$ (2,568)

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -

Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the period ended November 30, 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Overview

Numbeer, Inc. ("Numbeer", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on April 7, 2008. Numbeer is a development-stage company that intends to sell a complete Beer Control System which will maximize the yield from a keg. It will allow sales and portion control, reducing the cost of the beer stock by monitoring liquor pouring and controlling portion sizes.

By programming selling price, pour size and beer cost, Numbeer’s software will keep track of inventory, sales and even generate variance reports. Our product will be a major time saver and an excellent tool to manage several beer lines.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended November 30, 2008 we had no cash on hand. We incurred operating expenses in the amount of $11,402 in the quarter ended November 30, 2008. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 3,000,000 of or our common stock for sale to the public. Our registration statement became effective on April 7, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months. As of November 30, 2008 we have raised $ 7,198 from the sales of our common stock.

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

As of November 30, 2008 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as November 30, 2008 and communicated the matters to our management.

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

Dated: January 16, 2009