Form 10-Q
period 2008-02-28
NUMBEER, INC.
filed 2009-04-21
CIK 1443157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer [	]
Non-accelerated filer [	] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |[X] No |[ ]|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 28, 2009, the registrant had 7,368,000 shares of common stock, $0.001 par value, issued and outstanding.

NUMBEER, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FEBRUARY 28, 2009

BALANCE SHEET

STATEMENT S OF OPERATIONS

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Numbeer Inc

(A Development Stage Company)

We have reviewed the accompanying condensed balance sheets of Numbeer Inc as of February 28, 2009, and the related condensed statements of operations, stockholders’ equity (deficit), and cash flows for the three-month and nine-month period ended February 28, 2009 and from inception April 7, 2008 through February 28, 2009. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Numbeer Inc as of May 31 2008, and the related statements of income, stockholders’ equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated August 11, 2008, we expressed an opinion with a going concern paragraph on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2008 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

April 13, 2009

6490 WEST DESERT INN RD, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

NUMBEER, INC.

(A Development Stage Company)

BALANCE SHEET

(Unaudited)

	February 28, 2009	May 31, 2008 (Audited)

ASSETS

CURRENT ASSETS
Total current assets	2,283	-

Total assets	$ 2,283	$ -

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 7,555	$ -
Due to related party	4,383	1,413
Total liabilities	11,938	1,413

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 7,368,000 shares of common stock	7,368	7,000
Additional Paid in Capital	5,152
Subscription receivable	(5,520)	(7,000)
Deficit accumulated during the development stage	(16,655)	(1,413)

Total stockholder’s equity (deficit)	(9,655)	(1,413)

Total liabilities and stockholder’s equity (deficit)	$ 2,283	$ -

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three months to February 28, 2009	Nine months To February 28, 2009	From inception (April 7, 2008) through February 28, 2009

REVENUE	$ -	$ -	$ -

EXPENSES
Office & General	(360)	(1,827)	(3,240)
Professional fees	(3,480) (3,164)	(13,415)	(13,415)

NET LOSS	$ (3,840)	$ (15,242)	$ (16,655)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,103,110	7,103,110

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FROM INCEPTION (April 7, 2008) TO February 28, 2009

(Unaudited)

	Common Stock		Additional Paid in	Subscription	Deficit Accumulated During the Development	Total stockholders’
	Number of shares	Amount	Capital	Receivable	Stage	deficit

Balance April 7, 2008	-	$ -		$ -	$ -	$ -

Common stock issued for cash at $0.001
per share April 24, 2008	7,000,000	7,000		-	-	7,000
Net loss May 31, 2008					(1,413)	(1,413)
Balance, May 31, 2008	7,000,000	$ 7,000		$ -	$ (1,413)	$ 5,587
Subscription receivable	368,000	368	5,152	(5,520)
Net loss February 28, 2009					(15,242)	(15,242)
Balance, February 28, 2009	7,368,000	$ 7,368	$ 5,152	$ (5,520)	$ (16,655)	$ (9,655)

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months to February 28, 2009	From inception (April 7, 2008) through February 28, 2009

OPERATING ACTIVITIES
Net loss	$ (15,242)	$ (15,242)
Increase in accrued expenses	7,555	7,555
Increase in shareholders loan	2,970	2,970
NET CASH USED IN OPERATING ACTIVITIES	(4,717)	(4,717)

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,520	12,520
Subscription receivable	1,480	(5,520)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,000	7,000

NET INCREASE IN CASH	(2,283)	(2,283)

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$ (2,283)	$ (2,283)

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -

Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the period ended February 28, 2009 are not necessarily indicative of the operating results for the full years.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended February 28, 2009 we had $2,283 of cash on hand. We incurred operating expenses in the amount of $13,415 in the quarter ended February 28, 2009. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 3,000,000 of our common stock for sale to the public. Our registration statement became effective on September 15, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months. As of February 28, 2009 we have raised $12,520 from the sales of our common stock.

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

As of February 28, 2009 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as February 28, 2009 and communicated the matters to our management.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.2	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

[1]	Incorporated by reference from the Company’s filing with the Commission on August 25, 2008.
______________________

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMBEER, INC.

BY:	/s/ Michael Allan English

Michael Allan English

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and sole Director

Dated: April 20, 2009