Form 10-K
period 2008-05-31
NUMBEER, INC.
filed 2009-07-24
CIK 1443157

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number	333-153172

Numbeer, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-2374319

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

112 North Curry Street, Carson City	89703
(Address of principal executive offices)	(Zip Code)

Registrant’ telephone number including area code	(775) 321-8216

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.       Yes☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K.       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☒ No☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of May 31, 2009, the aggregate value of voting and non-voting common equity held by non-affiliates was $8,940.

	TABLE OF CONTENTS

		Page
		Number

	PART I

Item 1.	Business	3
Item 1A.	Risk Factors	4
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	Submission of Matters to a Vote of Security Holders	5

PART IV

Item 15	Exhibits and Financial Statement Schedules	20

PART 1

Item 1: Business

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

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation. We have no plans to change our business activities.

General

One out of every five kegs is lost to waste and theft. To avoid this loss, Numbeer’s planned systems intends to use a simple and highly sensitive flow meter installed in the beer line and a fully automated pour system that would completely control all the liquids dispensed. It should be very easy to install and would not affect the operation or the appearance of the bar, permitting the customer see the bottle being poured. It should be able to record volume, count and sales values of all drinks poured.

Customized management hardware would be installed in the draught beer lines and spirit dispensers in each revenue center. These beer lines would be connected to our central database through our software, which would provide us with updated sales information. If requested, it should record the sales of each drink poured automatically. The beer dispensed could be displayed in pints or liters.

We plan the Numbeer software to run on all recent versions of Windows and allow the owner of the establishment to manage with ease all aspects of beverage dispensing, including brand and price assignment, dispenser operation and reporting. He would also be able to customize his own reports, scheduling them on an hourly, weekly, monthly or annual basis. Retail sales information could be reported, as well as the volume dispensed by each keg, making it easier to compare the amount dispensed to the inventory and cash register receipts.

In general, Numbeer’s system should payback the Owner’s investment in six to ten months.

Our planned free-pouring style liquor dispensers would provide for an unlimited number of brands. It would read up to seven different price codes using either standard or Fast-Pour pourers.

This system should enable all dispensing and sales data to be accessed via a secure central website – so that there is no need for regular visits to determine the sales generated at each revenue center. Dial-in access from home, office or laptop - or an internet access point anywhere in the world – would be provided through an authorized log in with unique username and password. And the system would continue to work even if the PC is switched-off for a few days.

We intend to provide technical support 24 hours per day through email and telephone. We also plan to provide free software and program updates during the warranty period (one year). The system technology would operate in a high-security environment and be updated every 4 months. We plan to also provide a dual firewall protection system to prevent hackers and viruses.

It is important to sanitize all system and the beer lines at installation time and periodically thereafter. Numbeer may provide sanitation services for the beer delivery system for 2 years after the deal. Keeping the delivery system clean and sanitized means that the product would be safe, better tasting and in the case of beer, less likely to foam.

Developing the system according to the client’s needs could be also included in the services that we plan to offer, we plan to ensure that our customer’s investment in our beer systems would increase his margin profit, not only by defusing theft, but also by utilizing fine quality towers to promote his products at more than reasonable prices.

Our president has invested $8,413 in the Company. A total of 34 other investors have invested a further $8,940 in the Company through the purchase of common shares. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

Plan of Operation

Over the 12 month period after we have raised enough funds to start our business operations, we should start the design, manufacture and sales of our planned beer management systems. This would be done in three successive stages. In the first stage we would hire a mechanical engineering firm to design the hardware components of our proposed systems and a software engineer to design our planned Windows-based user interface. We plan to retain such a mechanical engineering firm and software engineer within 60 days. We expect to complete our designs within 120 days.

The next stage of our plan of operation is to contract an independent manufacturer to produce the hardware components of our planned beer system. We expect to complete this task within 180 days. During this stage we should also develop our website.

In the final stage of our plan, we would find prospective customers to test rent and subsequently purchase the first installations of our planned system. The venue for our first installations would be chosen strategically to maximize publicity for our products and services. We expect to sign rental agreements with our first customers within 360 days after we begin the implementation of our plan of operations.

The Company has raised $15,940 in cash to initiate its business plan through the sale of its common stock. The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan. If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any aspect of our development or marketing efforts because we don’t have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. We intend to hire a software engineer initially on a commission only basis to keep administrative overhead to a minimum and web designers to develop and maintain our website.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties. The Company’s office is located at 112 North Curry Street, Carson City, Nevada, 89703.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of May 31, 2009 the Company had thirty-four (34) active shareholders of record. The company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our May 31, 2009 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “May 31, 2009 Audited Financial Statements - Auditors Report.”

As of May 31, 2009, Numbeer had $2,593 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Numbeer is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Numbeer having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Numbeer is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Numbeer cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Numbeer common stock would lose all of their investment.

The development and marketing of our Beer Control System will start over the next 12 months. Numbeer does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended May 31, 2009. As of the fiscal year ended May 31, 2009 we had $2,593 of cash on hand in the bank. We incurred operating expenses in the amount of $20,257 in the fiscal year ended May 31, 2009. These operating expenses were comprised of professional fees and office and general expenses. Since inception we have incurred operating expenses of $21,670.

Numbeer has no current plans, preliminary or otherwise, to merge with any other entity.

Off-Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $40,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $15,000 over this same period. The president, Michael Allan English has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

NUMBEER, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2009

AUDITED

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Numbeer, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Numbeer, Inc. (A Development Stage Company) as of May 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended May 31, 2009 and the periods from inception on April 7, 2008 through May 31, 2008 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Numbeer, Inc. (A Development Stage Company) as of [date], and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended May 31, 2009 and the periods from inception on April 7, 2008 through May 31, 2008 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $21,670 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

July 7, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

NUMBEER, INC.

(A Development Stage Company)

BALANCE SHEETS

(Audited)

	May 31, 2009	May 31, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 2,593
Total current assets	2,593	-

Total assets	$ 2,593	$ -

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 11,980	$ -
Due to related party	1,413	1,413
Total current liabilities	13,393	1,413

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 7,596,000 shares of common stock	7,596	7,000
Additional Paid in Capital	8,344
Subscription receivable	(5,070)	(7,000)
Deficit accumulated during the development stage	(21,670)	(1,413)
Total stockholder’s equity (deficit)	(10,800)	(1,413)

Total liabilities and stockholder’s equity (deficit)	$ 2,593	$ -

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Audited)

	Year	From inception	From inception
	to	(April 7, 2008) through	(April 7, 2008) through
	May 31, 2009	May 31, 2009	May 31, 2009

REVENUE	$ -	$ -	$ -

EXPENSES
Office & General	(2,343)	(1,413)	(3,756)
Professional fees	(17,914)	( - )	(17,914)
Total Operating Expenses	(20,257)	(1,413)	(21,670)
Provision for Income Taxes	-	-	-

NET LOSS	$ (20,257)	$ (1,413)	$ (21,670)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,122,948	7,000,000

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FROM INCEPTION (April 7, 2008) TO May 31, 2009

(Audited)

	Common Stock		Additional Paid in	Subscription	Deficit Accumulated During the Development	Total stockholders’
	Number of shares	Amount	Capital	Receivable	Stage	deficit

Balance April 7, 2008	-	$ -		$ -	$ -	$ -

Common stock issued for cash at $0.001 per share April 24, 2008	7,000,000	7,000		(7,000)
Net loss May 31, 2008					(1,413)	(1,413)
Balance, May 31, 2008	7,000,000	$ 7,000		$ (7,000)	$ (1,413)	$ (1,413)
Subscription receivable from prior year				7,000		7,000
Common stock issued for cash at $0.015 per share between Dec 11, 2008 and May 31, 2009	596,000	596	8,344	(5,070)		3,870
Net loss May 31, 2009					(20,257)	(20,257)
Balance, May 31, 2009	7,596,000	$ 7,596	$ 8,344	$ (5,070)	$ (21,670)	$ (10,800)

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Audited)

	Year to May 31, 2009	From inception (April 7, 2008) through May 31, 2008	From inception (April 7, 2008) through May 31, 2009

OPERATING ACTIVITIES
Net loss	$ (20,257)	$ (1,413)	$ (21,670)
Increase in accrued expenses	11.980		11,980
Increase in shareholders loan	-	1,413	1,413
NET CASH USED IN OPERATING ACTIVITIES	(8,277)	-	(8.277)

FINANCING ACTIVITIES
Proceeds from sale of common stock	8,940	7,000	15,940
Subscription receivable	1,930	(7,000)	(5,070)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,870	-	10,870

NET INCREASE IN CASH	2,593	-	2,593

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$ 2,593	-	$ 2,593

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -

Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2009 (Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Numbeer, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $21,670. The Company was incorporated on April 7, 2008 in the State of Nevada and established a fiscal year end of May 31. The Company is a development stage company that intends to sell a complete Beer Control System which will maximize the yield from a keg.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of May 31, 2008.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is

NUMBEER, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2009 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities—an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed

NUMBEER, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2009 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

external information about employee exercise behaviour (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behaviour may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

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

As of May 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 24, 2008, the sole Director purchased 7,000,000 shares of the common stock in the Company at $0.001 per share for $7,000.

Between December 11, 2008 and May 31, 2009 596,000 shares of the common stock in the Company were issued at $0.015 per share.

NUMBEER, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2009

NOTE 5 – RELATED PARTY TRANSACTIONS

As of May 31, 2008, the Company received advances from a Director in the amount of $1,413 to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment

NOTE 6 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended May 31, 2009, or during the prior three years applicable under FIN 48.

As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

The components of the Company’s deferred tax asset as of May 31, 2009 and February 29, 2008 are as follows:

	May 31, 2009	May 31, 2008
Net operating loss carry-forward	$ 22,257	$ 1,413
Valuation allowance	(22,257)	(1,413)
Net deferred tax asset	0	0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	May 31, 2009	May 31, 2008	Since Inception
Tax at statutory rate (35%)	$ 7,790	$ 495	$ 7,585
Increase in valuation allowance	(7,790)	(495)	(7,585)
Net deferred tax asset	$ 0	$ 0	$ 0

The net federal operating loss carry forward will expire between 2027 and 2029. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are Moore & Associates, Chartered, operating from their offices in Las Vegas, NV. There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A. Controls and Procedures

Within 90 days prior to the end of the period covered by this report the registrant carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was done under the supervision and with the participation of registrants President and Principal Financial Officer. Based on that Evaluation she concluded that the registrant’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act.

There were no significant changes in the registrant’s disclosure control and procedure, in factors that could significantly affect those controls and procedures since their most recent evaluation.

Item 9A(T). Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of May 31, 2009 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in

SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of May 31, 2009 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

Part 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors serve until their respective successors are elected and qualified. Michael Allan English has been elected by the Board of Directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until he is removed from office. Marcus Vinicius Mizushima has been appointed to the Board of Directors without a term. The Board of Directors has no nominating or compensation committees. The Company’s current Audit Committee consists solely of Michael Allan English, the Company’ sole officer and a director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)

Michael Allan English	41	President, Secretary/Treasurer, Chief Financial Officer and Chairman of the Board of Directors

Marcus Vinicius Mizushima	34	Director

Michael Allan English has held his offices/positions since inception of our company and Marcus Vinicius Mizushima has held his position since February 19, 2009. Directors receive no compensation for serving on the Board of Directors

Background of officers and Directors

Michael Allan English

Mr. English has vast experience as Restaurant and bar manager, Line and prep cook, general manager, bartender, inventory control and manager, DJ and doorman.

Michael English is currently the owner of Crescent Beach Grill & Bar, located in Fort Erie, Ontario, Canada, since November, 2005. From June 2001 to April 2006, Mr. English was a Field Services Manager for Freepour Controls, Mississauga, Ontario.

Marcus Vinicius Mizushima

Marcus Vinicius Mizushima has a Bachelor degree in Business & Administration from Universidade Paulista (UNIP – Sao Paulo, SP, Brazil) and a technician formation in Construction. During the 1994 to 2006 period, he partially owned a Fire Security Consulting Business for buildings and commercial establishments (fire-extinguishers, fire security doors), being mainly in charge of the sales department. From September/2006 to April/2008 he worked as a machine operator for automotive companies in Japan. Currently, Mr. Mizushima works in the administration of a Travel Agency.

Mr. English and Mr. Mizushima are not directors of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current director and officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current director and officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Numbeer, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11.	Executive Compensation.

Our current director and executive officer and director have not and do not receive any compensation and have not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or directors. Our executive officer and directors have agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the directors for participation. Our executive officer and directors have the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Michael Allan English, 489 Gorham Road, Ridgeway, Ontario Canada L0S 1N0	7,000,000	90.3%
	All Beneficial Owners as a Group (1 person)	7,000,000	90.3%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current director and officer and director and there is no assurance that the services to be provided by them will be available for any specific length of time in the future. Mr. English and Mr. Mizushima anticipate devoting at a minimum of ten to fifteen percent of their available time to the Company’s affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.	Principal Accountant Fees and Services.

For the fiscal year ended May 31, 2009 we expect to incur approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements. For the fiscal year ended May 31, 2008, review of the financial statements for the periods ended August 31, 2008, November 30, 2008 and February 28, 2009; we incurred approximately $9,500 in fees to our independent accountants.

During the fiscal year ended May 31, 2009, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

23.1	Consent of Moore & Associates, Chartered,

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Numbeer, Inc.

BY:	/s/ Michael Allan English

Michael Allan English

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

/s/ Marcus Vinicius Mizushima

Marcus Vinicius Mizushima

Director

Dated: July 20, 2009.