Form 10-Q
period 2009-08-31
NUMBEER, INC.
filed 2009-12-01
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	August 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-153172

NUMBEER, INC.
(Exact name of registrant as specified in its charter)

Nevada			26-2374319
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934
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

Yes ☒No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐			Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)			Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 31, 2009, the registrant had 7,596,000 shares of common stock, $0.001 par value, issued and outstanding.

NUMBEER, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2009

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

NUMBEER, INC.

(A Development Stage Company)

BALANCE SHEETS

(Audited)

	August 31, 2009	May 31, 2009 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 431	$ 2,593
Total current assets	431	2,593

Total assets	$ 431	$ 2,593

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 9,000	$ 11,980
Due to related party	1,413	1,413
Total current liabilities	10,413	13,393

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 7,596,000 shares of common stock	7,596	7,596
Additional Paid in Capital	8,344	8,344
Subscription receivable	-	(5,070)
Deficit accumulated during the development stage	(25,922)	(21,670)
Total stockholder’s equity (deficit)	(9,982)	(10,800)

Total liabilities and stockholder’s equity (deficit)	$ 431	$ 2,593

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three Months to August 31, 2009	Three Months to August 31, 2008	From inception (April 7, 2008) through August 31, 2009

REVENUE	$ -	$ -	$ -

EXPENSES
Office & Genera	(1,252)	(1,467)	(3,595)
Professional fees	(3,000)	(6,770)	(20,914)
Total Operating Expenses	(4,252)	(8,237)	(24,509)
Provision for Income Taxes	-	-
NET LOSS	$ (4,252)	$ (8,237)	$ (24,509)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,198,371	7,000,000

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FROM INCEPTION (April 7, 2008) TO August 31, 2009

	Common Stock		Additional		Deficit Accumulated During the	Total
	Number of shares	Amount	Paid in Capital	Subscription Receivable	Development Stage	stockholders’ deficit

Balance April 7, 2008	-	$ -		$ -	$ -	$ -

Common stock issued for cash at $0.001 per share April 24, 2008	7,000,000	7,000		(7,000)
Net loss May 31, 2008					(1,413)	(1,413)
Balance, May 31, 2008	7,000,000	$ 7,000		$ (7,000)	$ (1,413)	$ (1,413)
Subscription receivable from prior year				7,000		7,000
Common stock issued for cash at $0.015 per share between Dec 11, 2008 and May 31, 2009	596,000	596	8,344	(5,070)		3,870
Net loss May 31, 2009					(20,257)	(20,257)
Balance, May 31, 2009	7,596,000	$ 7,596	$ 8,344	$ (5,070)	$ (21,670)	$ (10,800)
Net loss August 31, 2009					(4,252)	(4,252)
Subscription Receivable				5,070		5,070
Balance, August 31, 2009	7,596,000	$ 7,596	$ 8,344	$ -	$ (25,922)	$ (9,982)

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Three Months to August 31, 2009	Three Months to August 31, 2008	From inception (April 7, 2008) through August 31, 2009

OPERATING ACTIVITIES
Net loss	$ (4,252)	$ (8,237)	$ (24,509)
Increase in accrued expenses	(2,980)		9,000
Increase in shareholders loan	-	1,000	-
NET CASH USED IN OPERATING ACTIVITIES	(7,232)	(7,237)	(15,509)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,940
Subscription receivable	5,070	7,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,070	7,000	15,940

NET INCREASE IN CASH	(2,162)	(237)	431

CASH, BEGINNING OF PERIOD	2,593	-	-

CASH, END OF PERIOD	$ 431	(237)	$ 431

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -

Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2009 (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2009 audited financial statements. The results of operations for the period ended August 31, 2009 are not necessarily indicative of the operating results for the full years.

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

Overview

NUMBEER, INC. ("Numbeer", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on April 07, 2008. The Company is a development stage company that intends to sell a complete Beer Control System which will maximize the yield from a keg. It will allow sales and portion control, reducing the cost of the beer stock by monitoring liquor pouring and controlling portion sizes.

By programming selling price, pour size and beer cost, Numbeer’s software will keep track of inventory, sales and even generate variance reports. Our product will be a major time saver and an excellent tool to manage several beer lines.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended August 31, 2009 we had $431 of cash on hand. We incurred operating expenses in the amount of $4,252 in the quarter ended August 31, 2009. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 3,000,000 of or our common stock for sale to the public. Our registration statement became effective on September 15, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months. As of August 31, 2009, 2009 we have raised $15,940 from the sales of our common stock.

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

As of August 31, 2009 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as August 31, 2009 and communicated the matters to our management.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief ExecutiveOfficer

32.2	Section 1350 Certification of Chief Financial Officer **

[1]	Incorporated by reference from the Company’s filing with the Commission on August 25, 2008.
*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMBEER, INC.

BY:	/s/ Michael Allan English

Michael Allan English

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and sole Director

Dated: November 30, 2009