Form 10-Q
period 2009-11-30
NUMBEER, INC.
filed 2010-01-15
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	November 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-153172

NUMBEER, INC.
(Exact name of registrant as specified in its charter)

Nevada			26-2374319
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 30, 2009, the registrant had 7,596,000 shares of common stock, $0.001 par value, issued and outstanding.

NUMBEER, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

NOVEMBER 30, 2009

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

NUMBEER, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	November 30, 2009	May 31, 2009 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 5,733	$ 2,593
Total current assets	5,733	2,593

Total assets	$ 5,733	$ 2,593

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 10,500	$ 11,980
Due to related party	8,413	1,413
Total current liabilities	18,913	13,393

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 7,596,000 shares of common stock	7,596	7,596
Additional Paid in Capital	8,344	8,344
Subscription receivable	-	(5,070)
Deficit accumulated during the development stage	(29,120)	(21,670)
Total stockholder’s equity (deficit)	(13,180)	(10,800)

Total liabilities and stockholder’s equity (deficit)	$ 5,733	$ 2,593

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months to November 30, 2009	Three Months to November 30, 2008	Six Months to November 30, 2009	Six Months to November 30, 2008	From inception (April 7, 2008) through November 30, 2009

REVENUE	$ -	$ -	$ -	$ -	$ -
EXPENSES
Office & General	(198)	-	(1,450)	(1,468)	(5,205)
Professional fees	(3,000)	(3,164)	(6,000)	(9,934)	(23,915)
Total operating expenses	(3,198)	(3,164)	(7,450)	(11,402)	(29,120)
Provision for income taxes	-	-	-	-	-
NET LOSS	(3,198)	(3,164)	(7,450)	(11,402)	(29,120)

BASIC NET LOSS
PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	7,272,973	7,000,000	7,272,973	7,000,000

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FROM INCEPTION (April 7, 2008) TO November 30, 2009

(Unaudited)

	Common Stock		Additional Paid in	Subscription	Deficit Accumulated During the Development	Total stockholders’
	Number of shares	Amount	Capital	Receivable	Stage	deficit

Balance April 7, 2008	-	$ -		$ -	$ -	$ -

Common stock issued for cash at $0.001 per share April 24, 2008	7,000,000	7,000		(7,000)
Net loss May 31, 2008					(1,413)	(1,413)
Balance, May 31, 2008	7,000,000	$ 7,000		$ (7,000)	$ (1,413)	$ (1,413)
Subscription receivable from prior year				7,000		7,000
Common stock issued for cash at $0.015 per share between Dec 11, 2008 and May 31, 2009	596,000	596	8,344	(5,070)		3,870
Net loss May 31, 2009					(20,257)	(20,257)
Balance, May 31, 2009	7,596,000	$ 7,596	$ 8,344	$ (5,070)	$ (21,670)	$ (10,800)
Subscription Receivable				5,070		5,070
Net loss November 30, 2009					(7,450)	(7,450)
Balance, November 30, 2009	7,596,000	$ 7,596	$ 8,344	$ -	$ (29,120)	$ (13,180)

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

				From inception
				(April 7,2008)
		Six months to	Six months to	through
		November 30,	November 30,	November 30,
		2009	2008	2009

OPERATING ACTIVITIES
Net loss		$(7,450)	$(11,402)	$(29,120)
Increase in accrued expenses		(1,480)	4,000	10,500
NET CASH USED IN OPERATING
ACTIVITIES		$(8,930)	$(7,402)	$(18,620)
INVESTING ACTIVITIES
FINANCING ACTIVITIES	$
Proceeds from sale of common stock		5,070	9,970	15,940
Increase in shareholders loan		7,000	-	8,413

NET CASH PROVIDED BY
FINANCING ACTIVITIES		$12,070	$9,970	24,353

NET INCREASE IN CASH		$3,140	$2,568	5,733

CASH, BEGINNING OF PERIOD		2,593	-	-

CASH, END OF PERIOD		$5,733	$2,568	5,733

Supplemental cash flow information:
Cash paid for:
Interest		$-	$-

Income taxes		$-	$-

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2009 (Unaudited)

NOTNOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2009 audited financial statements. The results of operations for the period ended November 30, 2009 are not necessarily indicative of the operating results for the full years.

NOTNOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has a deficit accumulated since inception (April 7, 2008) through November 30, 2009 of ($29,120).The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 -	SUBSEQUENT EVENTS

Company has evaluated subsequent events through December 11, 2009, the date which the financial statements were available to be issued. There have been no material events.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended November 30, 2009 we had $5,733 of cash on hand. We incurred operating expenses in the amount of $3,198 in the quarter ended November 30, 2009. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 3,000,000 of or our common stock for sale to the public. Our registration statement became effective on September 15, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months. As of November 30, 2009, we have raised $15,940 from the sales of our common stock.

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

As of November 30, 2009 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as November 30, 2009 and communicated the matters to our management.

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

Dated: January 14, 2010.