Form 10-Q
period 2010-02-28
NUMBEER, INC.
filed 2010-04-20
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	February 28, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-153172

NUMBEER, INC.
(Exact name of registrant as specified in its charter)

Nevada			26-2374319
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 28, 2010, the registrant had 7,596,000 shares of common stock, $0.001 par value, issued and outstanding.

NUMBEER, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

FEBRUARY 28, 2010

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

NUMBEER, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	February 28, 2010	May 31, 2009 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 3,980	$ 2,593
Total current assets	3,980	2,593

Total assets	$ 3,980	$ 2,593

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 12,160	$ 11,980
Due to related party	8,488	1,413
Total current liabilities	20,648	13,393

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 7,596,000 shares of common stock	7,596	7,596
Additional Paid in Capital	8,344	8,344
Subscription receivable	-	(5,070)
Deficit accumulated during the development stage	(32,608)	(21,670)
Total stockholder’s equity (deficit)	(16,668)	(10,800)

Total liabilities and stockholder’s equity (deficit)	$ 3,980	$ 2,593

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months to February 28, 2010	Three Months to February 28, 2009	Nine Months to February 28, 2010	Nine Monmths to February 28, 2009	From inception (April 7, 2008) through February 28, 2010

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
Office & General	(413)	(360)	(1,938)	(1,828)	(5,694)
Professional fees	(3,000)	(3,480)	(9,000)	(13,414)	(26,914)
Total Operating Expenses	(3,413)	(3,840)	(10,938)	(15,242)	(32,608)
Provision for Income Taxes	-	-	-	-	-

NET LOSS	$ (3,413)	$ (3,840)	$ (10,938)	$ (15,242)	$ (32,608)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,596,000	7,273,044	7,596,000	7,136,311

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FROM INCEPTION (April 7, 2008) TO February 28, 2010

(Unaudited)

	Common Stock		Additional Paid in	Subscription	Deficit Accumulated During the Development	Total stockholders’
	Number of shares	Amount	Capital	Receivable	Stage	deficit

Balance April 7, 2008	-	$ -		$ -	$ -	$ -

Common stock issued for cash at $0.001 per share April 24, 2008	7,000,000	7,000		(7,000)
Net loss May 31, 2008					(1,413)	(1,413)
Balance, May 31, 2008	7,000,000	$ 7,000		$ (7,000)	$ (1,413)	$ (1,413)
Subscription receivable from prior year				7,000		7,000
Common stock issued for cash at $0.015 per share between Dec 11, 2008 and May 31, 2009	596,000	596	8,344	(5,070)		3,870
Net loss May 31, 2009					(20,257)	(20,257)
Balance, May 31, 2009	7,596,000	$ 7,596	$ 8,344	$ (5,070)	$ (21,670)	$ (10,800)
Subscription Receivable				5,070		5,070
Net loss February 28,2010					(10,938)	(10,938)
Balance, February 28,2010	7,596,000	$ 7,596	$ 8,344	$ -	$ (32,608)	$ (16,668)

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From inception
	Nine months to	Nine months to	(April 7, 2008) through
	February 28,	February 28,	February 28,
	2010	2009	2010

OPERATING ACTIVITIES
Net loss	$(10,938)	$(15,242)	$(32,608)
Increase in accrued expenses	180	7,555	12,160
NET CASH USED IN OPERATING
ACTIVITIES	$(10,758)	$(7,687)	$(20,448)
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Proceeds from sale of common stock	5,070	9,970	15,940
Increase in shareholders loan	7,075	-	8,488

NET CASH PROVIDED BY
FINANCING ACTIVITIES	$12,145	$9,970	24,428

NET INCREASE IN CASH	$1,387	$2,283	3,980

CASH, BEGINNING OF PERIOD	2,593	-	-

CASH, END OF PERIOD	$3,980	$2,283	3,980

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 28, 2010 (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2009 audited financial statements. The results of operations for the period ended February 28, 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has a deficit accumulated since inception (April 7, 2008) through February 28, 2010 of ($32,608).The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Listed below are the Accounting Pronouncements issued since May 31, 2009. The Company does not expect any of these pronouncements to have a material impact on its financial position or statements, owing to the size and scope of its activities.

NUMBEER, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 28, 2010 (Unaudited)

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

•

Accounting Standards Update 2010-13Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades-a consensus of the FASB Emerging Issues Task Force. Effective July 1, 2009.

•	Accounting Standards Update 2010-12Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update). Effective July 1, 2009.

•	Accounting Standards Update 2010-11Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. Effective July 1, 2009.

•	Accounting Standards Update 2010-10 Consolidation (Topic 810): Amendments for Certain Investement Funds. Effective July 1, 2009.

•	Accounting Standards Update 2010-09 Subsequent Events (topic 855): Amendments to Certain Recognition and Disclosure Requirements. Effective July 1, 2009.

•	Accounting Standards Update 2010-08 Technical Corrections to Various Topics

•	Accounting Standards Update 2010-07 Not-for-Profit Entities (Topic 958): Not-for-profit Entities: Mergers and Acquisitions. Effective July 1, 2009.

•	Accounting Standards Update 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Effective July 1, 2009.

•	Accounting Standards Update 2010-05 Compensation-Stock Compensation (Topic718):Escrowed share arrangements and the Presumption of Compensation (SEC Update). Effective July 1, 2009.

•	Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics-Technical Corrections to SEC Paragraphs. Effective July 1, 2009.

•

Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. (January 2010) Effective for annual reporting periods ending on or after December 31, 2009. Early adoption is not permitted.

•

Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. (January 2010) For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

NUMBEER, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 28, 2010 (Unaudited)

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

•

Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). (January 2010) Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.

•

Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (December 2009) (See FAS 167 effective date below)

•

Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. (December 2009) This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

•

Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. (October 2009) This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

•

Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. (October 2009) Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

•

Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. (October 2009) Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

•

Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). (September 2009) It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

NUMBEER, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 28, 2010 (Unaudited)

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

•

EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). (July 2009). Effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

•

SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). (June 2009) Effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009.

•

SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). (June 2009) Effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010.

•

SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). (June 2009) Effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009.

•

SFAS No. 164, (ASC Topic 810) “Not-for-Profit Entities: Mergers and Acquisitions – including an amendment of FASB Statement No. 142” (“SFAS 164”). (April 2009) Effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.

•	Staff Accounting Bulletin (SAB) No. 112. (June 2009)

NOTE 4 - SUBSEQUENT EVENTS

Company has evaluated subsequent events through April 16, 2010, the date which the financial statements were available to be issued. There have been no material events.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended February 28, 2010 we had $3,980 of cash on hand. We incurred operating expenses in the amount of $3,413 in the quarter ended February 28, 2010. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 3,000,000 of or our common stock for sale to the public. Our registration statement became effective on September 15, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months. As of February 28, 2010, we have raised $15,940 from the sales of our common stock.

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

As of February 28, 2010 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as February 28, 2010 and communicated the matters to our management.

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

31.2        Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

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

Dated: April 20, 2010.