Form 10-K
period 2010-05-31
NUMBEER, INC.
filed 2010-09-01
CIK 1443157

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.                                    Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                           Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                           |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

   Accelerated filer [   ]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

                                                                  Yes |X] No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of May 31, 2010, the aggregate value of voting and non-voting common equity held by non-affiliates was $8,940.

TABLE OF CONTENTS

      Page

                              Number

PART I

PART II

PART III

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

Our president has invested $7,000 in the Company. A total of 34 other investors have invested a further $8,940 in the Company through the purchase of common shares. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of May 31, 2010 the Company had thirty-four (34) active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

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

Our auditor’s report on our May 31, 2010 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “May 31, 2010 Audited Financial Statements - Auditors Report.”

As of May 31, 2010, Numbeer had $954 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

We did not generate any revenue during the fiscal year ended May 31, 2010.  As of the fiscal year ended May 31, 2010 we had $954 of cash on hand in the bank. We incurred operating expenses in the amount of $15,644 in the fiscal year ended May 31, 2010. The total operating expenses in the fiscal year ended May 31, 2009 was in the amount of $17,257. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $37,814.

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

(Audited)

MAY 31, 2010

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

NUMBEER, INC.

(A Development Stage Company)

BALANCE SHEETS

(Audited)

	May 31, 2010	May 31, 2009 Restated

ASSETS

CURRENT ASSETS
Cash	$ 954	$ 2,593
Total current assets	954	2,593

Total assets	$ 954	$ 2,593

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 14,000	$ 12,480
Due to related party	8,828	1,413
Total current liabilities	22,828	13,893

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 7,596,000 shares of common stock	7,596	7,596
Additional Paid in Capital	8,344	8,344
Subscription receivable	-	(5,070)
Deficit accumulated during the development stage	(37,814)	(22,170)
Total stockholder’s equity (deficit)	(21,874)	(11,300)

Total liabilities and stockholder’s equity (deficit)	$ 954	$ 2,593

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Audited)

	Year to May 31, 2010	Year to May 31, 2009 (Restated)	From inception (April 7, 2008) through May 31, 2010

REVENUE	$ -	$ -	$ -

EXPENSES
Office & General	(3,394)	(2,343)	(7,150)
Professional fees	(12,250)	(14,914)	(30,664)
Total Operating Expenses	(15,644)	(17,257)	(37,814)
Provision for Income Taxes	-	-	-
NET LOSS	$ (15,644)	$ (17,257)	$ (37,814)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,596,000	7,194,710

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FROM INCEPTION (April 7, 2008) TO May 31, 2010

(Audited)

	Common Stock		Additional Paid in	Subscription	Deficit Accumulated During the Development	Total stockholders’
	Number of shares	Amount	Capital	Receivable	Stage	deficit

Balance April 7, 2008	-	$ -		$ -	$ -	$ -

Common stock issued for cash at $0.001 per share April 24, 2008	7,000,000	7,000		(7,000)
Net loss May 31, 2008 (Restated)					(4,913)	(4,913)
Balance, May 31, 2008	7,000,000	$ 7,000		$ (7,000)	$ (4,913)	$ (4,913)
Subscription receivable from prior year				7,000		7,000
Common stock issued for cash at $0.015 per share between Dec 11, 2008 and May 31, 2009	596,000	596	8,344	(5,070)		3,870
Net loss May 31, 2009 (Restated)					(17,257)	(17,257)
Balance, May 31, 2009	7,596,000	$ 7,596	$ 8,344	$ (5,070)	$ (22,170)	$ (11,300)
Subscription Receivable				5,070		5,070
Net loss May 31, 2010					(15,644)	(15,644)
Balance, May 31, 2010	7,596,000	$ 7,596	$ 8,344	$ -	$ (37,814)	$ (21,874)

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Audited)

			From inception
	Year to	Year to	(April 7, 2008) through
	May 31,	May 31,	May 31,
	2010	2009 (Restated)	2010

OPERATING ACTIVITIES
Net loss	$(15,644)	$(17,257)	$(37,814)
Increase in accrued expenses	1,520	8,980	14,000
NET CASH USED IN OPERATING
ACTIVITIES	(14,124)	(8,277)	(23,814)
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Proceeds from sale of common stock	5,070	10,870	15,940
Increase in shareholders loan	7,415	-	8,828

NET CASH PROVIDED BY
FINANCING ACTIVITIES	12,485	10,870	24,768

NET INCREASE IN CASH	(1,639)	2,593	954

CASH, BEGINNING OF PERIOD	2,593	-	-

CASH, END OF PERIOD	$954	$2,593	$954

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2010 and 2009 (Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Numbeer, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $37,814.  The Company was incorporated on April 7, 2008 in the State of Nevada and established a fiscal year end of May 31st.  The Company is a development stage company that intends to sell a complete Beer Control System which will maximize the yield from a keg. It will allow sales and portion control, reducing the cost of the beer stock by monitoring liquor pouring and controlling portion sizes.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value

In accordance with the requirements of ASC Topic 820, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with ASC Topic 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NUMBEER, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2010 and 2009 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

The company expenses advertising as incurred.  The company has had no advertising since inception.

Property

The Company does not own or lease any real property.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC Topic 830, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

Share Based Expenses

In accordance with ASC Topic 230, this statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted ASC Topic 230 upon creation of the company and expenses share based costs in the period incurred.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements through the issuance date of these financials and believe that none of them will have a material effect on the company’s financial statement.

NUMBEER, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2010 and 2009 (Audited)

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using accounting principles   generally   accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (April 7, 2008) through May 31, 2010 of $37,814.The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 825 and 820 the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 5 – CAPITAL STOCK

The Company’s authorized capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of May 31, 2010 and 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 24, 2008, the sole Director purchased 7,000,000 shares of the common stock in the Company at $0.001 per share for $7,000.

Between December 11, 2008 and May 31, 2009 596,000 shares of the common stock in the Company were issued at $0.015 per share.

NUMBEER, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2010 (Audited)

NOTE 6 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. In accordance with ASC Topic 740 – Accounting for Income Tax and ASC Topic 605 - Accounting for Uncertainty in Income Taxes, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The components of the Company’s deferred tax asset as of May 31, 2010 and 2009 are as follows:

	May 31, 2010	May 31, 2009
Net operating loss carry forward	$ (37,814)	$ (22,170)
Times Tax at Statutory rate	35%	35%
Deferred Tax Asset	13,235	7,760
Valuation allowance	(13,235)	(7,760)
Net deferred tax asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2028 and 2030.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 – LOAN PAYABLE – RELATED PARTY LOANS

As of May 31, 2010 and 2009 the Shareholder paid certain costs of $8,828 and $1,413, respectively, on behalf of the Company.  This was booked as a loan from related party. The loan is payable on demand and without interest.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued, and no other events have occurred.

NUMBEER, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2010 and 2009 (Audited)

NOTE 9 – RESTATEMENT NOTE

The company had failed to correctly accrue audit fees into the audited period.  The company has restated its Financial Statement as at May 31, 2009.

	YEAR ENDED May 31, 2009

Balance Sheet	ORIGINAL	CORRECTION	RESTATED
Accrued Expenses	11,980	500	12,480
Accumulated Deficit	(21,670)	(500)	(22,170)

Income statement
Professional fees	(17,914)	3,000	(14,914)
Net Loss	(20,257)		17,257
Basic loss per share	$0		$0

	INCEPTION TO May 31, 2008

Income statement
Professional fees	-	(3,500)	(3,500)
Net Loss	0		(3,500)
Basic loss per share	$0		$0

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are Seale & Beers, CPA’s, operating from their offices in Las Vegas, NV.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

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

As of May 31, 2010 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of May 31, 2010 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Michael Allan English	42	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Marcus Vinicius Mizushima	35	Director

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

There are no current employment agreements between the Company and  its executive officer or directors. Our executive officer and directors have agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the directors for participation. Our executive officer and directors have the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

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

Item 14.   Principal Accountant Fees and Services.

For the fiscal year ended May 31, 2010 we expect to incur approximately $6,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements. For the fiscal year ended May 31, 2009, review of the financial statements for the periods ended August 31, 2009, November 30, 2009 and February 28, 2010; we incurred approximately $8,250 in fees to our independent accountants.

During the fiscal year ended May 31, 2010, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

23.1

Consent of Seale & Beers, CPA’s

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

                        Numbeer, Inc.

BY:      /s/ Michael Allan English

 ----------------------

Michael Allan English

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

/s/ Marcus Vinicius Mizushima

 ----------------------

Marcus Vinicius Mizushima

Director

Dated: August 30, 2010.

Exhibit 31.1

CERTIFICATION

I, Michael Allan English, certify that:

1. I have reviewed this Annual Report on Form 10-K of Numbeer, Inc. for the fiscal year ended May 31, 2010;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this  report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting  (as defined in Exchange Act  Rules 13a-15(f) and 15d-15(f))for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such internal control over financial report to be designed under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)    evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period cover by this report based on such evaluation; and

d)    disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Date:  August 30, 2010.

/s/ Michael Allan English

------------------------------

Michael Allan English

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K for the period ended May 31, 2010 of Numbeer, Inc., a Nevada corporation (the “Company”), as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), I, Michael Allan English, Chairman, President and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Annual Report fully complies with the requirements of Section 13(a) or15(d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Annual Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: August 30, 2010

/s/ Michael Allan English

 -------------------------------

Michael Allan English

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer