Form 10-K/A
period 2010-05-31
NUMBEER, INC.
filed 2010-09-01
CIK 1443157

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

TABLE OF CONTENTS

      Page

                              Number

PART I

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	22

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

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Numbeer, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Numbeer, Inc. (A Development Stage Company) as of May 31, 2010 and May 31, 2009 (Restated), and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended May 31, 2010 and May 31, 2009 (Restated) and since inception on April 7, 2008 through May 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Numbeer, Inc. (A Development Stage Company) as of May 31, 2010 and May 31, 2009 (Restated), and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended May 31, 2010 and May 31, 2009 (Restated) and since inception on April 7, 2008 through May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As Discussed in Footnote 9 to the accompanying financial statements, the Company has restated its financial statements, which were previously audited by other independent auditors who have ceased operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

August 30, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

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

Dated: September 1, 2010.

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

Date:  September 1, 2010.

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

Date: September 1, 2010

/s/ Michael Allan English

 -------------------------------

Michael Allan English

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer