Form 10-Q
period 2010-08-30
NUMBEER, INC.
filed 2010-10-20
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	August 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-153172

NUMBEER, INC.
(Exact name of registrant as specified in its charter)

Nevada			26-2374319
(State or other jurisdiction			(I.R.S. Employer Identification No.)
of incorporation or organization)

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
Yes ☒ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 12, 2010, the registrant had 7,596,000 shares of common stock, $0.001 par value, issued and outstanding.

NUMBEER, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

August 31, 2010

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

NUMBEER, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	August 31, 2010	May 31, 2010
		(Audited) (Restated)

ASSETS

CURRENT ASSETS
Cash	$66	$954
TOTAL ASSETS	$66	$954

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,554	$14,000
Loans from Related Party	11,828	8,828
TOTAL CURRENT LIABILITIES	$31,382	$22,828

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,596,000 shares of common stock	$7,596	$7,596
Additional Paid in Capital	8,344	8,344
Deficit accumulated during the development stage	(47,255)	(37,814)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(31,315)	$(21,874)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$66	$954

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
	Three months	Three months	from inception
	ended	ended	(April 7, 2008) to
	August 31, 2010	August 31, 2009	August 31, 2010
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$710	$1,252	$7,860
Professional Fees	8,731	3,000	39,396
Total Expenses	$9,441	$4,252	$47,255

NET LOSS	$(9,441)	$(4,252)	$(47,255)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	7,596,000	7,198,371

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 7, 2008) to August 31, 2010

Unaudited

					Deficit
	Common Stock				accumulated
	Number		Additional	Share	during the
	of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

Balance April 7, 2008	-	$-	$-	$-	$-	$-

Common Stock issued for cash at
$0.001 per share April 24, 2008	7,000,000	7,000		(7,000)		-

Net Loss May 31, 2008					(4,913)	(4,913)

Balance, May 31 2008	7,000,000	$7,000	$-	$(7,000)	$(4,913)	$(4,913)
Subscription Receivable from
prior year				7,000		7,000
Common stock issued for cash at
$0.0015 per share between Dec 11,
2008 and May 31, 2009	596,000	596	8,344	(5,070)		3,870

Net Loss May 31, 2009	-	-	-	-	(17,257)	(17,257)

Balance, May 31, 2009	7,596,000	$7,596	$8,344	$(5,070)	$(22,170)	$(11,300)

Subscription Receivable				5,070		5,070

Net Loss May 31, 2010	-	-	-	-	(15,644)	(15,644)

Balance, May 31, 2010	7,596,000	$7,596	$8,344	$-	$(37,814)	$(21,874)

Net Loss August 31, 2010	-	-	-	-	(9,441)	(9,441)

Balance, August 31, 2010	7,596,000	$7,596	$8,344	$-	$(47,255)	$(31,315)

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW
Unaudited

	Three months	Three months	April 7, 2008
	ended	ended	(inception date) to
	August 31, 2010	August 31, 2009	August 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,441)	$(4,252)	$(47,255)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in expenses paid by related party	3,000		3,000
Increase (decrease) in accrued expenses	$5,553	$(2,980)	$19,553

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(888)	$(7,232)	$(24,702)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,070	7,596
Additional Paid in Capital			8,344
Increase in shareholders loan	-	-	8,828
Loan from related party	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$5,070	$24,768

NET INCREASE ( DECREASE) IN CASH	$(888)	$(2,162)	$66

CASH, BEGINNING OF PERIOD	$954	$2,593	$-

CASH, END OF PERIOD	$66	$431	$66

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

August 31, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS
The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments  (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally  accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in  conjunction with the financial statements and notes thereto included in the Company’s May 31, 2010 audited financial statements.  The results of  operations for the periods ended August 31, 2010 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN
The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not  yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As of August 31, 2010, the Company has an accumulated deficit of $47,255, and if the Company is unable to obtain adequate capital, it could be  forced to cease operations.

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

NUMBEER, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

August 31, 2010

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS
The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 4 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose.

NOTE 5 – LOAN PAYABLE – RELATED PARTY
The loan is payable on demand and without interest.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended August 31, 2010 we had $66 of cash on hand. We incurred operating expenses in the amount of $9,441 in the quarter ended August 31, 2010 and $4,252 in the quarter ended August 31, 2009. From inception to August 31, 2010 the total operating expenses was in the amount of $47,255. These operating expenses were comprised of professional fees and office and general expenses.

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

Numbeer had $66 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months and we will need additional cash to continue to implement our business plan.  If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any aspect of our development or marketing efforts because we don’t have enough money, we will cease our development and marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

There is substantial doubt whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plan.

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and has no current material commitments.

Capital Resources

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

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Michael Allan English  has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr.English  expression is neither a contract nor agreement between him and the company.

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

As of August 31, 2010 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as August 31, 2010 and communicated the matters to our management.

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
Marcus Vinicius Mizushima
Director

Dated:  October 19, 2010