Form 10-K/A
period 2010-05-31
NUMBEER, INC.
filed 2010-12-06
CIK 1443157

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No.2)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number   333-153172

Numbeer, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	26-2374319
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

112 North Curry Street, Carson City	89703
(Address of principal executive offices)	(Zip Code)

Registrant’ telephone number including area code   (775) 321-8216

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.                                    Yes ☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.  Yes ☐      No  ☒  (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X] No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of May 31, 2010, the aggregate value of voting and non-voting common equity held by non-affiliates was $8,940.

Explanatory Note: This Amendment No. 2 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended May 31, 2010, which was originally filed with the SEC on September 1, 2010. We are filing this Amendment No. 2 on Form 10-K/A solely to amend the information under Item 9A. and 9(A)(T) Controls and Procedures and to correct the dates and titles of the certifications included herein.

{Client\002709\G988\00315087.DOC;2}

TABLE OF CONTENTS

Page	Number

PART I

Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	(Removed and Reserved)	5

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	24

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

Item 4. (Removed and Reserved)

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

Seale and Beers, CPAs
Las Vegas, Nevada
August 30, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

NUMBEER, INC.
(A Development Stage Company)
BALANCE SHEETS
(Audited)

	May 31, 2010	May 31, 2009 Restated

ASSETS

CURRENT ASSETS
Cash	$954	$2,593
Total current assets	954	2,593

Total assets	$954	$2,593

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,000	$12,480
Due to related party	8,828	1,413
Total current liabilities	22,828	13,893

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 7,596,000 shares of common stock	7,596	7,596
Additional Paid in Capital	8,344	8,344
Subscription receivable	-	(5,070)
Deficit accumulated during the development stage	(37,814)	(22,170)
Total stockholder’s equity (deficit)	(21,874)	(11,300)

Total liabilities and stockholder’s equity (deficit)	$954	$2,593

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Audited)

	Year to May 31, 2010	Year to May 31, 2009 (Restated)	From inception (April 7, 2008) through May 31, 2010

REVENUE	$-	$-	$-

EXPENSES
Office & General	(3,394)	(2,343)	(7,150)
Professional fees	(12,250)	(14,914)	(30,664)
Total Operating Expenses	(15,644)	(17,257)	(37,814)
Provision for Income Taxes	-	-	-
NET LOSS	$(15,644)	$(17,257)	$(37,814)

BASIC NET LOSS PER SHARE
	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,596,000	7,194,710

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FROM INCEPTION (April 7, 2008) TO May 31, 2010
(Audited)

	Common Stock		Additional Paid in	Subscription	Deficit Accumulated During the Development	Total stockholders’
	Number of shares	Amount	Capital	Receivable	Stage	deficit

Balance April 7, 2008	-	$-		$-	$-	$-

Common stock issued for cash at $0.001 per share April 24, 2008	7,000,000	7,000		(7,000)
Net loss May 31, 2008 (Restated)					(4,913)	(4,913)
Balance, May 31, 2008	7,000,000	$7,000		$(7,000)	$(4,913)	$(4,913)
Subscription receivable from prior year				7,000		7,000
Common stock issued for cash at $0.015 per share between Dec 11, 2008 and May 31, 2009	596,000	596	8,344	(5,070)		3,870
Net loss May 31, 2009 (Restated)					(17,257)	(17,257)
Balance, May 31, 2009	7,596,000	$7,596	$8,344	$(5,070)	$(22,170)	$(11,300)
Subscription Receivable				5,070		5,070
Net loss May 31, 2010					(15,644)	(15,644)
Balance, May 31, 2010	7,596,000	$7,596	$8,344	$-	$(37,814)	$(21,874)

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

The components of the Company’s deferred tax asset as of May 31, 2010 and 2009 are as follows:

	May 31, 2010	May 31, 2009
Net operating loss carry forward	$(37,814)	$(22,170)
Times Tax at Statutory rate	35%	35%
Deferred Tax Asset	13,235	7,760
Valuation allowance	(13,235)	(7,760)
Net deferred tax asset	$0	$0

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

Item 9A. Controls and Procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s  principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures~~.~~ which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

The material weaknesses in our disclosure control procedures are as follows:

1.
Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.
Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

●
Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

●	Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Item 9A(T). Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of May 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of May 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of May 31, 2010, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Part 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors serve until their respective successors are elected and qualified. Michael Allan English has been elected by the Board of Directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until he is removed from office. Marcus Vinicius Mizushima has been appointed to the Board of Directors without a term. The Board of Directors has no nominating or compensation committees. The Company’s current Audit Committee consists solely of Michael Allan English, the Company’s sole officer and a director.

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

Dated:  December 6, 1010