Form 10-Q/A
period 2010-08-31
NUMBEER, INC.
filed 2010-12-06
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q- A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2010

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes☐ No ☐
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

Explanatory Note: This Amendment No. 1 on Form 10-Q amends our Quarterly Report on Form 10-Q for the quarter ended August 31, 2010, which was originally filed with the SEC on October 20, 2010.  We are filing this Amendment No. 1  on Form 10-Q/A to amend the information under Item 9A. and 9(A)(T) Controls and Procedures.

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

-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive officer and principal  financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  As reported in our Annual Report on Form 10-K for the year ended May 31 ,2010, the Company’s principal executive officer and principal financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended May 31, 2010, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of May 31, 2010. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended August 31, 2010 [or such applicable quarter] that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

Item 4. (Removed and Reserved)

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

Dated:  December 6, 2010