Form 10-K/A
period 2010-05-31
NUMBEER, INC.
filed 2011-01-03
CIK 1443157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No.3)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.                                    Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes |X|  No |_|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.  Yes            No  ☒  (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer 	Accelerated Filer 	Non-Accelerated Filer 	Smaller Reporting Company ☒

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

Explanatory Note: This Amendment No. 3 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended May 31, 2010, which was originally filed with the SEC on September 1, 2010. We are filing this Amendment No. 3 on Form 10-K/A solely to amend the information under Item 9A. Controls and Procedures and to correct the dates and titles of the certifications included herein.

TABLE OF CONTENTS

PART I

Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	(Removed and Reserved)	5

PART II

PART III

Item 10	Directors, Executive Officers and Corporate Governance	22
Item 11	Executive Compensation	230
Item 12	Security Ownership of Certain Beneficial Owners and Management	23
Item 13	Certain Relationships and Related Transactions and Director Independence	23
Item 14	Principal Accounting Fees and Services	24

PART IV

Item 15	Exhibits and Financial Statement Schedules	24

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

May 31, 2010 and 2009 (Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Numbeer, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totaling $37,814.  The Company was incorporated on April 7, 2008 in the State of Nevada and established a fiscal year end of May 31st.  The Company is a development stage company that intends to sell a complete Beer Control System which will maximize the yield from a keg. It will allow sales and portion control, reducing the cost of the beer stock by monitoring liquor pouring and controlling portion sizes.

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

Item 9A. Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s  principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures~~.~~ which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

●
Establish a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

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

Michael Allan English.  Mr. English has vast experience as restaurant and bar manager, Line and prep cook, general manager, bartender, inventory control and manager, DJ and doorman.  Michael English is currently the owner of Crescent Beach Grill & Bar, located in Fort Erie, Ontario, Canada, since November, 2005. From June 2001 to April 2006, Mr. English was a Field Services Manager for Freepour Controls, Mississauga, Ontario.

Marcus Vinicius Mizushima.  Marcus Vinicius Mizushima has a Bachelor degree in Business & Administration from Universidade Paulista (UNIP – Sao Paulo, SP, Brazil) and a technician formation in Construction. During the 1994 to 2006 period, he partially owned a Fire Security Consulting Business for buildings and commercial establishments (fire-extinguishers, fire security doors), being mainly in charge of the sales department. From September/2006 to April/2008 he worked as a machine operator for automotive companies in Japan. Currently, Mr. Mizushima works in the administration of a Travel Agency.

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

By: /s/ Marcus Vinicius Mizushima
Marcus Vinicius Mizushima,
Director

Dated: January 3, 2011