Form 10-Q/A
period 2010-08-31
NUMBEER, INC.
filed 2011-01-03
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – Q/A
(Amendment No. 2)
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2010

Commission File Number: 333-153172

NUMBEER, INC.

 (Exact name of registrant as specified in its charter)

Nevada	26-2374319
(State or other jurisdiction)	(IRS Employer Identification No.)
of incorporation or organization)

112 North Curry Street, Carson City, Nevada 89703-4934
(Address of principal executive offices and zip code)

(775) 321-8216
 (Registrant’s telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☒             No  ☐

The number of shares outstanding of the Registrant's Common Stock as December 31, 2010 was  7,596,000 shares of common stock, $0.001 par value, issued and outstanding.

Explanatory Note: This Amendment No. 2 on Form 10-Q amends our Quarterly Report on Form 10-Q for the quarter ended August 31, 2010, which was originally filed with the SEC on October 20, 2010.  We are filing this Amendment No. 2 on Form 10-Q/A to amend the information under Item 4. Controls and Procedures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive officer and principal  financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Annual Report on Form 10-K for the year ended May 31 ,2010, the Company’s principal executive officer and principal financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

•
 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•
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

Dated:  January 3, 2011