Form 10-Q
period 2010-11-30
NUMBEER, INC.
filed 2011-01-19
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10–Q
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2010

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

The number of shares outstanding of the Registrant's Common Stock as of January 19, 2011 was 7,596,000  shares of common stock, $0.001 par value, issued and outstanding.[Missing Graphic Reference]

NUMBEER, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

November 30, 2010

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

NUMBEER, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	November 30, 2010	May 30, 2010
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$66	$954
TOTAL ASSETS	$66	$954

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$22,081	$14,000
Loans from Related Party	13,628	8,828
TOTAL CURRENT LIABILITIES	$35,709	$22,828

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,596,000 shares of common stock	$7,596	$7,596
Additional Paid in Capital	8,344	8,344
Deficit accumulated during the development stage	(51,583)	(37,814)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(35,643)	$(21,874)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$66	$954

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Six months	Six months	from inception
	ended	ended	ended	ended	April 7, 2008 to
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009	November 30, 2010
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$1,140	$3,000	$1,850	$1,525	$9,000
Professional Fees	3,188	273	11,919	6,000	42,583
Total Expenses	$4,328	$3,273	$13,769	$7,525	$51,583

NET LOSS	$(4,328)	$(3,273)	$(13,769)	$(7,525)	$(51,583)

Basic and diluted loss per common share
	$-	$-	$-	$-

Weighted average number of common shares outstanding

	7,596,000	7,272,973	7,596,000	7,272,973

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 7, 2008) to November 30, 2010

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

Balance April 7, 2008	-	$-	$-	$-	$-	$-

Common Stock issued for cash at
$0.001 per share April 24, 2008	7,000,000	7,000		(7,000)		-

Net Loss May 31, 2008					(4,913)	(4,913)

Balance, May 31 2008	7,000,000	$7,000	$-	$(7,000)	$(4,913)	$(4,913)
Subscription Receivable from
prior year				7,000		7,000
Common stock issued for cash at
$0.0015 per share between Dec 11,
2008 and May 31, 2009	596,000	596	8,344	(5,070)		3,870

Net Loss May 31, 2009	-	-	-	-	(17,257)	(17,257)

Balance, May 31, 2009	7,596,000	$7,596	$8,344	$(5,070)	$(22,170)	$(11,300)

Subscription Receivable				5,070		5,070

Net Loss May 31, 2010	-	-	-	-	(15,644)	(15,644)

Balance, May 31, 2010	7,596,000	$7,596	$8,344	$-	$(37,814)	$(21,874)

Net Loss November 30 2010	-	-	-	-	(13,769)	(13,769)

Balance, November 30, 2010	7,596,000	$7,596	$8,344	$-	$(51,583)	$(35,643)

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW
Unaudited

	Six months	Six months	April 7, 2008
	ended	ended	(inception date) to
	November 30, 2010	November 30, 2009	November 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,769)	$(7,525)	$(51,583)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in accrued expenses	$8,081	$(1,480)	$22,081

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(5,688)	$(9,005)	$(29,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,070	7,596
Additional Paid in Capital			8,344
Increase in shareholders loan	4,800	7,075	13,628
Loan from related party	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$4,800	$12,145	$29,568

NET INCREASE ( DECREASE) IN CASH	$(888)	$3,140	$66

CASH, BEGINNING OF PERIOD	$954	$2,593	$-

CASH, END OF PERIOD	$66	$5,733	$66

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

NUMBEER, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

November 30, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS
The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments  (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally  accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2010 audited financial statements.  The results of  operations for the periods ended November 30, 2010 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN
The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not  yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As of November 30, 2010, the Company has an accumulated deficit of $51,583, and if the Company is unable to obtain adequate capital, it could be  forced to cease operations.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended November 30, 2010  we had $66 of cash on hand. We incurred operating expenses in the amount of $4,328 in the quarter ended November 30, 2010 and $3,273 in the quarter ended November 30, 2009. From inception to November 30, 2010 the total operating expenses was in the amount of $51,583. These operating expenses were comprised of professional fees and office and general expenses.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended November 30, 2010 [or such applicable quarter] that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

NUMBEER, INC.

/s/ Michael Allan English
Name:  Michael Allan English
Title:  President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer, Director

/s/ Marcus Vinicius Mizushima
Name:  Marcus Vinicius Mizushima
Title:  Director

Dated:  January 19 , 2011