Form 10-Q/A
period 2010-08-31
NUMBEER, INC.
filed 2011-01-31
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – Q/A
(Amendment No. 3)
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

Explanatory Note: This Amendment No. 3 on Form 10-Q amends our Quarterly Report on Form 10-Q for the quarter ended August 31, 2010, which was originally filed with the SEC on October 20, 2010.  We are filing this Amendment No. 3 on Form 10-Q/A to amend the certifications filed pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:   January 28 , 2011