Form 10-Q/A
period 2010-11-30
NUMBEER, INC.
filed 2011-05-31
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10–Q/A
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

The number of shares outstanding of the Registrant's Common Stock as of November 30, 2010 was 7,596,000 shares of common stock, $0.001 par value, issued and outstanding.

Explanatory Note: This Form 10-Q/A amends the Registrant’s Form 10-Q for the period ending November 30, 2010 which was originally filed on November 19, 2011.  The purpose of the amendment is to incorporate the review of the Registrant’s financial statements by our new independent public accountants, Li & Company, PC.
[Missing Graphic Reference]

NUMBEER, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

November 30, 2010

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

NUMBEER, INC.
(A Development Stage Company)

BALANCE SHEETS

	November 30, 2010	May 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$66	$954
TOTAL ASSETS	$66	$954

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$22,081	$14,000
Due to stockholder	13,628	8,828
TOTAL CURRENT LIABILITIES	35,709	22,828

STOCKHOLDERS’ DEFICIT
Common stock: $0.001 par value; 75,000,000 shares authorized;
7,596,000 shares issued and outstanding	7,596	7,596
Additional paid in capital	8,344	8,344
Deficit accumulated during the development stage	(51,583)	(37,814)
TOTAL STOCKHOLDERS’ DEFICIT	(35,643)	(21,874)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$66	$954

See accompanying notes to the financial statements

NUMBEER, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					For the
					Period from
					April 7,2008
	Three months	Three months	Six months	Six months	(Inception)
	ended	ended	ended	ended	Through
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009	November 30, 2010
Revenues	$-	$-	$	$-	$-

OPERATING EXPENSES
Professional Fees	3,188	3,000	11,919	6,000	42,583
General and administrative	1,140	273	1,850	1,525	9,000

Loss before income taxes	(4,328)	(3,273)	(13,769)	(7,525)	(51,583)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(4,328)	$(3,273)	$(13,769)	$(7,525)	$(51,583)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED

	7,596,000	7,596,000	7,596,000	7,272,973

See accompanying notes to the financial statements

NUMBEER, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from April 7, 2008 (inception) through November 30, 2010

(Unaudited)
					Deficit
					accumulated
	Common Stock		Additional	Stock	during the	Total
	Number of		Paid in	subscription	development	Stockholders'
	Shares	Amount	Capital	receivable	stage	Deficit

Inception, April 7, 2008	-	$-	$-	$-	$-	$-

Common stock issued for cash at
$0.001 per share April 24, 2008	7,000,000	7,000		(7,000)		-

Net loss					(4,913)	(4,913)

Balance, May 31 2008	7,000,000	7,000	-	(7,000)	(4,913)	(4,913)

Payment of stock subscription receivable				7,000		7,000

Common stock issued for cash at
$0.0015 per share from December 11, 2008 through May 31, 2009	596,000	596	8,344	(5,070)		3,870

Net loss					(17,257)	(17,257)

Balance, May 31, 2009	7,596,000	7,596	8,344	(5,070)	(22,170)	(11,300)

Payment of stock subscription receivable				5,070		5,070

Net loss					(15,644)	(15,644)

Balance, May 31, 2010	7,596,000	7,596	8,344	-	(37,814)	(21,874)

Net loss					(13,769)	(13,769)

Balance, November 30, 2010	7,596,000	$7,596	$8,344	$-	$(51,583)	$(35,643)

See accompanying notes to the financial statements

NUMBEER, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period
			from April 7, 2008
	Six months	Six months	(Inception)
	ended	ended	through
	November 30, 2010	November 30, 2010	November 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,769)	$(7,525)	$(51,583)
Adjustment to reconcile net loss to net cash
used in operating activities
Change in operating assets and liabilities
Accrued expenses	$8,081	(1,480)	22,081

NET CASH USED IN OPERATING ACTIVITIES	(5,688)	(9,005)	(29,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,070	15,940
Advances from stockholder	4,800	7,075	13,628

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,800	12,145	29,568

NET CHANGE IN CASH	(888)	3,140	66

CASH, BEGINNING OF PERIOD	954	2,593	-

CASH, END OF PERIOD	66	5,733	66

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended May 31, 2010 and notes thereto contained in the Company’s Annual Report Amendment No. 3 on Form 10-K/A as filed with the SEC on January 3, 2011.

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

Fair Value of Financial Instruments
The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.
The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at November 30, 2010 and 2009; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended November 30, 2011, or 2010.

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

Fiscal year end
The Company’s fiscal year end is May 31.

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

Net Loss Per Common Share
Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding for the interim period ended November 30, 2010 or 2009.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a deficit accumulated during the development stage of $51,583 at November 30, 2010, and had a net loss of $13,769 and net cash used in operating activities of $5,688 for the six months then ended, respectively.

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

Dated: May 31 , 2011

NUMBEER, INC.

/s/ Michael Allan English
Name:  Michael Allan English
Title:  President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer, Director

/s/ Marcus Vinicius Mizushima
Name:  Marcus Vinicius Mizushima
Title:  Director