Form 10-Q/A
period 2010-11-30
NUMBEER, INC.
filed 2011-07-13
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10–Q/A
Amendment No. 2
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

Explanatory Note: This Form 10-Q/A amends the Registrant’s Form 10-Q for the period ending November 30, 2010 which was originally filed on November 19, 2011 and as amended on Form 10-Q/A filed on May 31 2011.  This Form 10-Q/A has been reviewed by the Registrant’s independent public accountants, Li & Company, PC, who completed their review on May 31, 2011  The purpose of the amendment is to incorporate the review of the Registrant’s financial statements by the Registrant’s independent public accountants and attach a copy of thier review report, which has been included immediately preceding the Registrant’s financial statements.

NUMBEER, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

November 30, 2010

Unaudited

REVIEW REPORT OF INDEPENDENT ACCOUNTING FIRM

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Numbeer, Inc

We have reviewed the accompanying financial statements of Numbeer, Inc as of November 30, 2011, and for the three and six months then ended.  These financial statements are the responsibility of Numbeer, Inc.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

Li & Company, PC

Skillman, New Jersey
May 31, 2011

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

Amended Form 10-Q/A

On May 31, 2011, the Company filed an amendment to the Form 10-Q for the period ending November 30, 2010. The purpose of the amendment was to have the Company’s new independent accounting firm Li & Company PC review the financial statements for the period which were inadvertently not reviewed by the Company’s prior independent accounting firm when the Form 10-Q was filed on January 19, 2011. There were no adjustments to the financial statements of any kind. The notes thereto were expanded per the preference of the Company’s independent accounting firm.

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

Dated:  July 12 , 2011

NUMBEER, INC.

/s/ Michael Allan English
Name:  Michael Allan English
Title:  President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer, Director

/s/ Marcus Vinicius Mizushima
Name:  Marcus Vinicius Mizushima
Title:  Director