Form 10-Q/A
period 2010-11-30
NUMBEER, INC.
filed 2011-08-22
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10–Q/A
Amendment No. 3
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

Explanatory Note: This Form 10-Q/A amends the Registrant’s Form 10-Q for the period ending November 30, 2010 which was originally filed on January 19, 2011.  The purpose of the amendment is to incorporate the review of the Registrant’s financial statements by the Registrant’s independent public accountants and attach a copy of their review report, which has been included immediately preceding the Registrant’s financial statements

NUMBEER, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

November 30, 2010

Unaudited

REVIEW REPORT OF INDEPENDENT ACCOUNTING FIRM

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Li & Company, PC
Certified Public Accountants
                                                                                                           118 Tamarack Circle
Skillman, NJ 08558
U.S.A.
Tel 609-252-1878
Fax 201-625-6395

To the Board of Directors and Stockholders
Numbeer, Inc
Carson City, Nevada

We have reviewed the accompanying balance sheet of Numbeer, Inc. as of November 30, 2010, and the related statements of operations, stockholders' deficit and cash flows for the three and six months then ended and for the period from April 7, 2008 (inception) through November 30, 2010, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Numbeer, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Li & Company, PC

July 12, 2011

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

Dated:  August 19, 2011

NUMBEER, INC.

/s/ Michael Allan English
Name:  Michael Allan English
Title:  President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer, Director

/s/ Marcus Vinicius Mizushima
Name:  Marcus Vinicius Mizushima
Title:  Director