Form 10-K
period 2011-05-31
NUMBEER, INC.
filed 2011-09-14
CIK 1443157

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.                                    Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒  No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.  Yes ☐           No  ☒  (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                           Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of September 14, 2011, the aggregate value of voting and non-voting common equity held by non-affiliates was $59,600.

PART 1

Item 1: Business

Overview

Numbeer, Inc. (“Numbeer, “we”, “the company”) was incorporated in the State of Nevada on April 07, 2008 and established a fiscal year end of May 31. We are a development-stage company that intends to sell a complete Beer Control System which will maximize the yield from a keg. It will allow sales and portion control, reducing the cost of the beer stock by monitoring liquor pouring and controlling portion sizes.

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

Item 2. Properties

We do not own or lease any real estate or other properties.  The Company’s office is located at 112 North Curry Street, Carson City, Nevada, 89703.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to issuer or has a material interest adverse to the issuer.

Item 4. (Removed and Reserved)

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Year Ended May 31, 2011
1st Quarter	$0	$0
2nd Quarter	$0	$0
3rd Quarter	$0	$0
4th Quarter	$0	$0

Year Ended May 31, 2010
1st Quarter	$0	$0
2nd Quarter	$0	$0
3rd Quarter	$0	$0
4th Quarter	$0	$0

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of May 31, 2011, the Company had thirty-four (34) active shareholders of record.  The Company has not paid cash dividends and has no outstanding options.

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

Our auditor’s report on our May 31, 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “May 31, 2011 Audited Financial Statements - Auditors Report.”

As of May 31, 2011, Numbeer had $66 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

We did not generate any revenue during the fiscal year ended May 31, 2011.  As of the fiscal year ended May 31, 2011 we had $66 of cash on hand in the bank. We incurred operating expenses in the amount of $31,242 in the fiscal year ended May 31, 2011. The total operating expenses in the fiscal year ended May 31, 2010 was in the amount of $15,644. These operating expenses were comprised of professional fees and office and general expenses.  Since inception we have incurred operating expenses of $69,056.

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

Item 8. Financial Statements and Supplementary Data

Numbeer, Inc.

(A Development Stage Company)

May 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Numbeer, Inc.
(A development stage company)
Carson City, Nevada

We have audited the accompanying balance sheets of Numbeer, Inc., a development stage company (the “Company”) as of May 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years ended and for the period from April 16, 2008 (Inception) through May 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years ended and for the period from April 16, 2008 (Inception) through May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at May 31, 2011 and had a net loss and net cash used in operating activities for the fiscal year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
September 14, 2011

NUMBEER, INC.
(a development stage company)
BALANCE SHEETS

	May 31, 2011	May 31, 2010

ASSETS

CURRENT ASSETS
Cash	$66	$954

Total Current Assets	66	954

TOTAL ASSETS	$66	$954

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$39,554	$14,000
Advances from stockholder	13,628	8,828

Total Current Liabilities	53,182	22,828

TOTAL LIABILITIES	53,182	22,828

STOCKHOLDERS' DEFICIT

Common stock: $0.001 par value; 75,000,000 shares authorized; 7,596,000 shares issued and outstanding	7,596	7,596

Additional paid-In capital	8,344	8,344
Deficit accumulated during the development stage	(69,056)	(37,814)

Total Stockholders' Deficit	(53,116)	(21,874)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$66	$954

See accompanying notes to the financial statements.

NUMBEER, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

			For the period
			from
	Fiscal Year	Fiscal Year	April 7, 2008
	Ended	Ended	(Inception) though
	May 31, 2011	May 31, 2010	May 31, 2011

REVENUE EARNED DURING THE DEVELOPMENT STAGE	$-	$-	$-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	2,604	3,394	9,754
PROFESSIONAL FEES	28,638	12,250	59,302

TOTAL OPERATING EXPENSES	31,242	15,644	69,056

LOSS BEFORE INCOME TAXES	(31,242)	(15,644)	(69,056)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(31,242)	$(15,644)	$(69,056)

Net loss per common share:
- basic and diluted	$(0.00)	$(0.00)

Weighted average common shares
- basic and diluted	7,596,000	7,596,000

See accompanying notes to the financial statements.

NUMBEER, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from April 16, 2008 (inception) through May 31, 2011

					DEFICIT
					ACCUMULATED
			ADDITIONAL		DURING THE	TOTAL
	COMMON STOCK		PAID-IN	SUBSCRIPTION	DEVELOPMENT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	STAGE	Deficit

April 7, 2008 (Inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share on April 24, 2008	7,000,000	7,000		(7,000)		-

Net Loss					(4,913)	(4,913)

Balance, May 31, 2008	7,000,000	7,000	-	(7,000)	(4,913)	(4,913)

Collection of subscription recevable				7,000		7,000

Common stock issued for subscription receivable at $0.0015 per share from December 11, 2008 through May 31, 2009	596,000	596	8,344	(8,940)	-	-

Collection of subscription recevable				3,870		3,870

Net loss					(17,257)	(17,257)

Balance, May 31, 2009	7,596,000	7,596	8,344	(5,070)	(22,170)	(11,300)

Collection of subscription recevable				5,070		5,070

Net loss					(15,644)	(15,644)

Balance, May 31, 2010	7,596,000	7,596	8,344	-	(37,814)	(21,874)

Net loss					(31,242)	(31,242)

Balance, May 31, 2011	7,596,000	$7,596	$8,344	$-	$(69,056)	$(53,116)

See accompanying notes to the financial statements.

NUMBEER, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS

			For the period
			from
	Fiscal Year	Fiscal Year	April 7, 2008
	Ended	Ended	(Inception) though
	May 31, 2011	May 31, 2010	May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(31,242)	$(15,644)	$(69,056)

Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Accounts payable and ccrued expenses	25,554	1,520	39,554

Total adjustments to net income	25,554	1,520	39,554

Net cash used in operating activities	(5,688)	(14,124)	(29,502)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from stockholder	4,800	7,415	13,628
Proceeds from sale of common stock	-	5,070	15,940

Net cash flows provided by financing activities	4,800	12,485	29,568

Net change in cash	(888)	(1,639)	66

Cash - beginning of period	954	2,593	-

Cash - end of period	$66	$954	$66

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

See accompanying notes to the financial statements.

Number, Inc.
(A Development Stage Company)
May 31, 2011 and 2010
Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND OPERATIONS

Numbeer, Inc. (“Numbeer,” or the “Company”), a development stage company, was incorporated on April 7, 2008 under the laws of the State of Nevada.

The Company intends to sell a complete Beer Control System which will maximize the yield from a keg. It will allow sales and portion control, reducing the cost of the beer stock by monitoring liquor pouring and controlling portion sizes.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCONTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  The Company has recognized no revenue, is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.

The Company’s significant estimates include the fair value of financial instruments; income tax rate, income tax provision and valuation allowance of deferred tax assets.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from these estimates.

Fiscal year end

The Company elected May 31 as its fiscal year ending date.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.
Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b.  Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c.  trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e.  management of the Company; f.  other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involvedb.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d.  mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially dilutive shares outstanding as of May 31, 2011 or 2010.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $69,056 at May 31 2011, a net loss of $31,242 and net cash used in operating activities of $5,688 for the year then ended, respectively, with no revenues earned since inception. These conditions raise substantial doubt about its ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – RELATED PARTY TRANSACTIONS

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from stockholder

The amount owing to a stockholder is unsecured, non-interest bearing and is payable on demand.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common stock

Common Stock includes 75,000,000 shares authorized at a par value of $0.001.

On April 24, 2008, the sole Director purchased 7,000,000 shares of the common stock of the Company at $0.001 per share for $7,000.

Between December 11, 2008 and May 31, 2009, 596,000 shares of the common stock of the Company were issued at $0.015 per share, for a total of $8,940.

NOTE 6 – INCOME TAX

Deferred tax assets

At May 31, 2011, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of $69,056 that may be used to offset future taxable income through the fiscal year ending May 31, 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $23,479 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $23,479.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $10,622 and $5,319 for the fiscal year ended May 31, 2011 and 2010, respectively.

Components of deferred tax assets as of May 31, 2011 are as follows:

	May 31, 2011	May 31, 2010
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$23,479	$12,857

Less valuation allowance	(23,479)	(12,857)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended May 31, 2011	For the Fiscal Year Ended May 31, 2010

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

 On April 5, 2011, the Board of Directors of the Registrant dismissed its independent registered public accounting firm, Seale and Beers, CPAs (“S&B”).  The report of S&B for the year ending May 31, 2010 and May 31, 2009 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

The decision to change accountants was approved by the Registrant's board of directors on March 25, 2011.  On April 5, 2011 Li & Company, LP (“Li & Company”) was engaged as the Registrant's new independent registered public accountants. The Registrant did not consult Li & Company regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event in connection with its report on the Registrant’s financial statements.

During the Registrant's two most recent fiscal years and the subsequent interim period through the date of dismissal, there were no disagreements with S&B on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of S&B, would have caused it to make reference to the matter in connection with its reports. There were no "reportable events" in connection with its report on the Registrant’s financial statements.  The Registrant’s Quarterly Report for the period ending November 30, 2011 was not reviewed by S&B.

The Registrant has engaged Li & Company as its new independent certified public accounting firm.  During the two most recent fiscal years or any subsequent interim period prior to engaging Li & Company, the Registrant did not consult such firm on any of the matters regarding either (i) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Registrant’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K, or a reportable event as that term is used in Item 304(a)(1)(v) of Item 304 of Regulation S-K.

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

·
Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

·
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

As of May 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of May 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of May 31, 2011, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of May 31, 2011 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)

Michael Allan English	43	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Marcus Vinicius Mizushima	36	Director

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

Item 11.   Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the Named Executives).

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Michael Allan English,	2011	-	-	-	-	-	-
President, Chief Financial Officer	2010	-	-	-	-	-	-
And Chairman	2009	-	-	-	-	-	-

Marcus Vinicius Mizushima,	2011	-	-	-	-	-	-
Director	2010	-	-	-	-	-	-
	2009	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Michael Allan English, 489 Gorham Road, Ridgeway, Ontario Canada L0S 1N0	7,000,000	90.3%

	All Beneficial Owners as a Group (1 person)	7,000,000	90.3%

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

Item 14.   Principal Accountant Fees and Services.

For the fiscal year ended May 31, 2011 we expect to incur approximately $2,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended May 31, 2011, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

NUMBEER, INC.

By:	/s/ Michael Allan English
	Name:	Michael Allan English
	Title:	President, Secretary/ Treasurer, Chief
Financial Officer, Director
Principal Executive Officer and Principal
Financial Officer

By:	/s/ Marcus Vinicius Mizushima
	Name:	Marcus Vinicius Mizushima
	Title:	Director

Dated: September 14, 2011