Form 10-Q
period 2011-08-31
NUMBEER, INC.
filed 2011-10-24
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10–Q

_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2011
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

The number of shares outstanding of the Registrant's Common Stock as of October 21, 2011 was 7,596,000 shares of common stock, $0.001 par value, issued and outstanding.

NUMBEER, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

August 31, 2011

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

NUMBEER, INC.
(A development stage company)
BALANCE SHEETS

	August 31, 2011	May 31, 2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$66	$66

Total Current Assets	66	66

TOTAL ASSETS	$66	$66

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$45,708	$39,554
Advances from stockholder	13,628	13,628

Total Current Liabilities	59,336	53,182

TOTAL LIABILITIES	59,336	53,182

STOCKHOLDERS' DEFICIT

Common stock: $0.001 par value; 75,000,000 shares authorized;
7,596,000 shares issued and outstanding	7,596	7,596

Additional paid-in capital	8,344	8,344
Deficit accumulated during the development stage	$(75,210)	$(69,056)

Total Stockholders' Deficit	$(59,270)	$(53,116)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$66	$66

See accompanying notes to the financial statements.

NUMBEER, INC.
(A development stage company)
STATEMENTS OF OPERATIONS

			For the period
			from
	Three Months	Three Months	April 7, 2008
	Ended	Ended	(Inception) though
	August 31, 2011	August 31, 2010	August 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE EARNED DURING THE DEVELOPMENT STAGE	$-	$-	$-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	3,654	710	13,408
PROFESSIONAL FEES	2,500	8,731	61,802

TOTAL OPERATING EXPENSES	6,154	9,441	75,210

LOSS BEFORE INCOME TAXES	(6,154)	(9,441)	(75,210)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(6,154)	$(9,441)	$(75,210)

Net loss per common share:
- basic and diluted	$(0.00)	$(0.00)

Weighted average common shares
- basic and diluted	7,596,000	7,596,000

See accompanying notes to the financial statements.

NUMBEER, INC.
(A development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from April 16, 2008 (inception) through August 31, 2011
(Unadited)

					DEFICIT
					ACCUMULATED
			ADDITIONAL		DURING THE	TOTAL
	COMMON STOCK		PAID-IN	SUBSCRIPTION	DEVELOPMENT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	STAGE	DEFICIT

April 7, 2008 (Inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at
$0.001 per share on April 24, 2008	7,000,000	7,000		(7,000)		-

Net Loss					(4,913)	(4,913)

Balance, May 31, 2008	7,000,000	7,000	-	(7,000)	(4,913)	(4,913)

Collection of subscription recevable				7,000		7,000

Common stock issued for subscription receivable
at $0.0015 per share from December
11, 2008 through May 31, 2009	596,000	596	8,344	(8,940)	-	-

Collection of subscription recevable				3,870		3,870

Net loss					(17,257)	(17,257)

Balance, May 31, 2009	7,596,000	7,596	8,344	(5,070)	(22,170)	(11,300)

Collection of subscription recevable				5,070		5,070

Net loss					(15,644)	(15,644)

Balance, May 31, 2010	7,596,000	7,596	8,344	-	(37,814)	(21,874)

Net loss					(31,242)	(31,242)

Balance, May 31, 2011	7,596,000	7,596	8,344	-	(69,056)	(53,116)

Net loss					(6,154)	(6,154)

Balance, August 31, 2011	7,596,000	$7,596	$8,344	$-	$(75,210)	$(59,270)

See accompanying notes to the financial statements.

NUMBEER, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS

			For the period
			from
	Three Months	Three Months	April 7, 2008
	Ended	Ended	(Inception) though
	August 31, 2011	August 31, 2010	August 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,154)	$(9,441)	$(75,210)

Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	6,154	5,553	45,708

Total adjustments to net income	6,154	5,553	45,708

Net cash used in operating activities	-	(3,888)	(29,502)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from stockholder	-	3,000	13,628
Proceeds from sale of common stock	-	-	15,940

Net cash flows provided by financing activities	-	3,000	29,568

Net change in cash	-	(888)	66

Cash - beginning of period	66	954	-

Cash - end of period	$66	$66	$66

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

See accompanying notes to the financial statements.

Number, Inc.
(A Development Stage Company)
August 31, 2011 and 2010
Notes to the Financial Statements
(Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended May 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 14, 2011.

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

Number, Inc.
(A Development Stage Company)
August 31, 2011 and 2010
Notes to the Financial Statements
(Unaudited)

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

Number, Inc.
(A Development Stage Company)
August 31, 2011 and 2010
Notes to the Financial Statements
(Unaudited)

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Number, Inc.
(A Development Stage Company)
August 31, 2011 and 2010
Notes to the Financial Statements
(Unaudited)

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

There were no potentially dilutive shares outstanding for the interim period ended August 31, 2011 or 2010.

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

Number, Inc.
(A Development Stage Company)
August 31, 2011 and 2010
Notes to the Financial Statements
(Unaudited)

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at August 31 2011, a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned since inception. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Number, Inc.
(A Development Stage Company)
August 31, 2011 and 2010
Notes to the Financial Statements
(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from stockholders

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended August 31, 2011 we had $66 of cash on hand. We incurred operating expenses in the amount of $6,154 in the quarter ended August 31, 2011 and $9,441 in the quarter ended August 31, 2010. From inception to August 31, 2011 the total operating expenses was in the amount of $75,210.  These operating expenses were comprised of professional fees and office and general expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive officer and principal  financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Annual Report on Form 10-K for the year ended May 31, 2011, the Company’s principal executive officer and principal financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended May 31, 2011, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of May 31, 2011. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

Dated: October 23, 2011

                                                 NUMBEER, INC.

                                                 /s/ Michael Allan English
                                                 Name:  Michael Allan English
                                                 Title:  President, Secretary, Treasurer, Director
                                                 (Principal Executive Officer and Principal Financial Officer)

                                                 /s/ Marcus Vinicius Mizushima
                                                 Name:  Marcus Vinicius Mizushima
                                                 Title:  Director