Form 10-Q/A
period 2011-08-31
NUMBEER, INC.
filed 2011-11-23
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q/A
Amendment No. 1

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

(775) 321-8216
 ( Registrant’s telephone number, including area code)

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

Explanatory Note

The purpose of this Amendment No. 1 to Numbeer, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011, filed with the Securities and Exchange Commission on October 24, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II - OTHER INFORMATION

Item 6. Exhibits

31.1           Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer *

31.2           Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1           Section 1350 Certification of Chief Executive Officer *

32.2           Section 1350 Certification of Chief Financial Officer *

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

 *     Previously filed

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 23, 2011

NUMBEER, INC.

/s/ Michael Allan English
Name: Michael Allan English
Title: President, Secretary, Treasurer, Director
(Principal Executive Officer and Principal Financial Officer)

/s/ Marcus Vinicius Mizushima
Name: Marcus Vinicius Mizushima
Title: Director