Form 10-Q/A
period 2010-11-30
NUMBEER, INC.
filed 2011-12-06
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q/A
Amendment No. 4

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

Explanatory Note: This Form 10-Q/A amends the Registrant’s Form 10-Q for the period ending November 30, 2010 which was originally filed on January 19, 2011.  The purpose of the amendment is to incorporate the review of the Registrant’s financial statements by the Registrant’s independent public accountants and attach a copy of their review report, which has been included immediately preceding the Registrant’s financial statements.

NUMBEER, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

November 30, 2010

Unaudited

REVIEW REPORT OF INDEPENDENT ACCOUNTING FIRM	4

CONDENSED BALANCE SHEETS	5

CONDENSED STATEMENTS OF OPERATIONS	6

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)	7

CONDENSED STATEMENTS OF CASH FLOW	8

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS	9

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Numbeer, Inc.
(A development stage company)
Carson City, Nevada

We have reviewed the accompanying balance sheet of Numbeer, Inc. (a development stage company) (the “Company”), as of November 30, 2010 and 2009 the related statements of operations for the three and six months then ended and for the period from April 7, 2008 (inception) through November 30, 2010, and the related statements of stockholders’ equity (deficit) and cash flows for the six months then ended and for the period from April 7, 2008 (inception) through November 30, 2010. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we express no such opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a deficit accumulated during the development stage at November 30, 2010 and had a net loss and net cash used in operating activities for the interim period then ended, respectively with no revenue earned since inception, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC
Skillman, New Jersey
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

See accompanying notes to the financial statements

NUMBEER, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					April
				Six	7,2008
	Three months	Three months	Six months	months	(Inception)
	ended	ended	ended	ended	Through
	November 30,	November 30,	November 30,	November	November
	2010	2009	2010	30, 2009	30, 2010
Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional Fees	3,188	3,000	11,919	6,000	42,583
General and administrative	1,140	273	1,850	1,525	9,000

Loss before income taxes	(4,328)	(3,273)	(13,769)	(7,525)	(51,583)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(4,328)	$(3,273)	$(13,769)	$(7,525)	$(51,583)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	7,596,000	7,596,000	7,596,000	7,272,973

See accompanying notes to the financial statements.

NUMBEER, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from April 7, 2008 (inception) through November 30, 2010

(Unaudited)

					Deficit
					accumulated
	Common Stock		Additional	Stock	during the	Total
	Number of		paid in	subscription	development	Stockholders’
	shares	Amount	capital	receivable	stage	Deficit

Inception, April 7, 2008	-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.001 per share April 24, 2008	7,000,000	7,000		(7,000)		-

Net loss					(4,913)	(4,913)

Balance, May 31 2008	7,000,000	7,000	-	(7,000)	(4,913)	(4,913)

Payment of stock subscription receivable				7,000		7,000

Common stock issued for cash at $0.0015 per share from December 11, 2008 through May 31, 2009	596,000	596	8,344	(5,070)		3,870

Net loss					(17,257)	(17,257)

Balance, May 31, 2009	7,596,000	7,596	8,344	(5,070)	(22,170)	(11,300)

Payment of stock subscription receivable				5,070		5,070

Net loss					(15,644)	(15,644)

Balance, May 31, 2010	7,596,000	7,596	8,344	-	(37,814)	(21,874)

Net loss					(13,769)	(13,769)

Balance, November 30, 2010	7,596,000	$7,596	$8,344	$-	$(51,583)	$(35,643)

See accompanying notes to the financial statements

NUMBEER, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			For the
			Period from
			April 7,2008
	Six months	Six months	(Inception)
	Ended	ended	through
	November 30, 2010	November 30, 2009	November 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,769)	$(7,525)	$(51,583)
Adjustment to reconcile net loss to net cash used in operating activities
Change in operating assets and liabilities:
Accrued expenses	8,081	(1,480)	22,081

NET CASH USED IN OPERATING ACTIVITIES	(5,688)	(9,005)	(29,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,070	15,940
Advances from stockholder	4,800	7,075	13,628

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,800	12,145	29,568

NET CHANGE IN CASH	(888)	3,140	66

CASH, BEGINNING OF PERIOD	954	2,593	-

CASH, END OF PERIOD	$66	$5,733	$66

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Amended Form 10-Q/A

On May 31, 2011, the Company filed an amendment to the Form 10-Q for the period ending November 30, 2010.  The purpose of the amendment was to have the Company’s new independent accounting firm Li & Company PC review the financial statements for the period which were inadvertently not reviewed by the Company’s prior independent accounting firm when the Form 10-Q was filed on January 19, 2011.  There were no adjustments to the financial statements in the amended Form 10-Q, material or otherwise.  The notes thereto were expanded to accommodate the format of the Company’s new independent accounting firm.

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

Dated: December 5, 2011

NUMBEER, INC.

/s/ Michael Allan English
Name: Michael Allan English
Title: President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer, Director

/s/ Marcus Vinicius Mizushima
Name: Marcus Vinicius Mizushima
Title: Director