Form 10-Q
period 2011-11-30
NUMBEER, INC.
filed 2012-01-23
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2011

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

The number of shares outstanding of the Registrant's Common Stock as of January 23, 2012 was 7,596,000 shares of common stock, $0.001 par value, issued and outstanding.

NUMBEER, INC.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

November 30, 2011

Unaudited

Balance Sheets at November 30, 2011 (Unaudited) and May 31, 2011	F-2

Statements of Operations for the Six Months Ended November 30, 2011 and 2010 and for the Period from April 7, 2008 (Inception) through November 30, 2011(Unaudited)	F-3

Statements of Operations for the Three Months Ended November 30, 2011 and 2010 (Unaudited)	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from April 7, 2008 (Inception) through November 30, 2011 (Unaudited)	F-5

Statements of Cash Flows for the Six Months Ended November 30, 2011 and 2010 and for the Period from April 7, 2008 (Inception) through November 30, 2011 (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7

 Numbeer, Inc.

(A Development Stage Company)

Balance Sheets

	November 30, 2011	May 31, 2011
	(Unaudited)

Assets
Current assets
Cash	$66	$66

Total current assets	66	66

Total assets	$66	$66

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$45,965	$39,554
Advances from stockholder	13,628	13,628

Total current liabilities	59,593	53,182

Total Liabilities	59,593	53,182

Stockholders' deficit

Common stock: $0.001 par value: 75,000,000 shares authorized; 7,596,000 shares issued and outstanding	7,596	7,596
Additional paid-in capital	8,344	8,344
Deficit accumulated during the development stage	(75,467)	(69,056)

Total stockholders' deficit	(59,527)	(53,116)

Total liabilities and stockholders' deficit	$66	$66

See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

Statements of Operations

			For the Period from
	For the Six Months	For the Six Months	April 7, 2008
	Ended	Ended	(inception) through
	November 30, 2011	November 30, 2010	November 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating expenses
Professional fees	2,500	11,919	61,802
General and administrative expenses	3,911	1,850	13,665

Total operating expenses	6,411	13,769	75,467

Loss before taxes	(6,411)	(13,769)	(75,467)

Income tax provision	—	—	—

Net loss	$(6,411)	$(13,769)	$(75,467)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	7,596,000	7,596,000

See accompanying notes to the financial statements.

 Numbeer, Inc.

(A Development Stage Company)

Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	November 30, 2011	November 30, 2010
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating expenses
Professional fees	—	3,188
General and administrative expenses	257	1,140

Total operating expenses	257	4,328

Loss before taxes	(257)	(4,328)

Income tax provision	—	—

Net loss	$(257)	$(4,328)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	7,596,000	7,596,000

See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

For the Period from April 7, 2008 (Inception) through November 30, 2011

(Unaudited)

	Common Stock, $0.001 Par Value				Deficit Accumulated	Total
	Number		Additional		during the	Stockholders'
	of Shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Equity (Deficit)

Balance, April 7, 2008 (inception)			$—	$—	$—	$—

Common stock issued for cash at $0.001 per share on April 24, 2008	7,000,000	7,000		(7,000)		—

Net loss					(4,913)	(4,913)

Balance, May 31, 2008	7,000,000	7,000	—	(7,000)	(4,913)	(4,913)

Collection of subscription receivable				7,000		7,000

Common stock issued for subscription receivable at $0.0015 per share from December 11, 2008 through May 31, 2009	596,000	596	8,344	(8,940)		—

Collection of subscription receivable				3,870		3,870

Net loss					(17,257)	(17,257)

Balance, May 31, 2009	7,596,000	7,596	8,344	(5,070)	(22,170)	(11,300)

Collection of subscription receivable				5,070		5,070

Net loss					(15,644)	(15,644)

Balance, May 31, 2010	7,596,000	7,596	8,344	—	(37,814)	(21,874)

Net loss					(31,242)	(31,242)

Balance, May 31, 2011	7,596,000	7,596	8,344	—	(69,056)	(53,116)

Net loss					(6,411)	(6,411)

Balance, November 30, 2011	7,596,000	$7,596	$8,344	$—	$(75,467)	$(59,527)

See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

Statements of Cash Flows

			For the Period from
	For the Three Months	For the Three Months	April 7, 2008
	Ended	Ended	(inception) through
	November 30, 2011	November 30, 2010	November 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(6,411)	$(13,769)	$(75,467)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	6,411	8,081	45,965

Net cash used in operating activities	—	(5,688)	(29,502)

Cash flows from financing activities:
Proceeds from shareholder advances	—	4,800	13,628
Proceeds from sale of common stock	—	—	15,940

Net cash provided by financing activities	—	4,800	29,568

Net change in cash	—	(888)	66

Cash, beginning of period	66	954	—

Cash, end of period	$66	$66	$66

Supplemental disclosure of cash flows information:
Interest paid	$—	$—	$—
Income tax paid	$—	$—	$—

See accompanying notes to the financial statements.

 Numbeer, Inc.

(A Development Stage Company)

November 30, 2011 and 2010

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Numbeer, Inc.  (“Numbeer,” or the “Company”), a development stage company, was incorporated on April 7, 2008 under the laws of the State of Nevada.

The Company intends to sell a complete Beer Control System which will maximize the yield from a keg. It will allow sales and portion control, reducing the cost of the beer stock by monitoring liquor pouring and controlling portion sizes.

Note 2 - Summary of Significant Accounting Policies

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

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, and shareholder advances, approximate their fair values because of the short maturity of these instruments.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

Fiscal Year-End

The Company elected May 31 as its fiscal year end date.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involvedb.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended November 30, 2011 or 2010.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially dilutive common shares outstanding for the interim period ended November 30, 2011 or 2010.

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

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•	·An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.
•	·In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.
•	·Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at November 30, 2011, a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned during the period.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares of which Ten Seventy Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

On April 24, 2008, the Company sold 7,000,000 common shares to its sole director at the par value of $0.001 per share or $7,000.

For the period from December 11, 2008 through May 31, 2009, the Company issued 596,000 shares of its common stock at $0.015 per share for a total of $8,940.

Note 5 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Stockholder

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder at November 30, 2011 and May 31, 2011, consisted of the following:

	November 30, 2011	May 31, 2011
Advances from stockholder	$13,628	$13,628

	$13,628	$13,628

Note 6 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended November 30, 2011 we had $66 of cash on hand. We incurred operating expenses in the amount of $6,411 in the quarter ended November 30, 2011 and $13,769 in the quarter ended November 30, 2010. From inception to November 30, 2011 the total, operating expenses was in the amount of $75,467. These operating expenses were comprised of professional fees and office and general expenses.

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

12

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

13

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

14

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

Dated: January 23, 2012

NUMBEER, INC.

By: /s/ Michael Allan English
Name: Michael Allan English
Title: President, Secretary, Treasurer, Director
(Principal Executive Officer and Principal Financial Officer)

15