Form 10-Q/A
period 2011-11-30
NUMBEER, INC.
filed 2012-01-26
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10–Q/A

(Amendment No. 1)

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

Explanatory Note: The sole purpose of this Amendment No 1. to Numbeer, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011, filed with the Securities and Exchange Commission on January 23, 2012 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits.

31.1	Certification of Chief Executive and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32.1	Certificate of Chief Executive and Interim Chief Financial Officer pursuant to 18 U.S.C. 1350*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*  These exhibits were previously included or incorporated by reference in Numbeer, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2011, filed with the Securities and Exchange Commission on January 23, 2012.

**  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 26, 2012

NUMBEER, INC.

By:	/s/ Michael Allan English
Name: Michael Allan English
Title: President, Secretary, Treasurer, Director
(Principal Executive Officer and Principal Financial Officer)