Form 10-Q
period 2012-02-29
NUMBEER, INC.
filed 2012-04-16
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 29, 2012

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

The number of shares outstanding of the Registrant's Common Stock as of April 16, 2012 was 7,596,000 shares of common stock, $0.001 par value, issued and outstanding.

2

NUMBEER, INC.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

February 29, 2012

Unaudited

Balance Sheets at February 29, 2012 (Unaudited) and May 31, 2011	F-2

Statements of Operations for the Nine Months Ended February 29, 2012 and 2011 and for the Period from April 7, 2008 (Inception) through February 29, 2012 (Unaudited)	F-3

Statements of Operations for the Three Months Ended February 29, 2012 and 2011 (Unaudited)	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from April 7, 2008 (Inception) through February 29, 2012 (Unaudited)	F-5

Statements of Cash Flows for the Nine Months Ended February 29, 2012 and 2011 and for the Period from April 7, 2008 (Inception) through February 29, 2012 (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7

Numbeer, Inc.
(A Development Stage Company)
Balance Sheets

	February 29, 2012	May 31, 2011
	(Unaudited)

Assets
Current assets
Cash	$66	$66

Total current assets	66	66

Total assets	$66	$66

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$53,549	$39,554
Advances from stockholder	13,628	13,628

Total current liabilities	67,177	53,182

Total Liabilities	67,177	53,182

Stockholders' deficit

Common stock: $0.001 par value: 75,000,000 shares authorized; 7,596,000 shares issued and outstanding	7,596	7,596
Additional paid-in capital	8,344	8,344
Deficit accumulated during the development stage	(83,051)	(69,056)

Total stockholders' deficit	(67,111)	(53,116)

Total liabilities and stockholders' deficit	$66	$66

See accompanying notes to the financial statements.

Numbeer, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Nine Months Ended	For the Nine Months Ended	April 7, 2008 (inception) through
	February 29, 2012	February 28, 2011	February 29, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating expenses
Professional fees	5,750	13,138	65,052
General and administrative expenses	8,245	1,850	17,999

Total operating expenses	13,995	14,988	83,051

Loss before taxes	(13,995)	(14,988)	(83,051)

Income tax provision	-	-	-

Net loss	$(13,995)	$(14,988)	$(83,051)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	7,596,000	7,596,000

See accompanying notes to the financial statements.

Numbeer, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	February 29, 2012	February 28, 2011
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating expenses
Professional fees	3,250	1,219
General and administrative expenses	4,334	-

Total operating expenses	7,584	1,219

Loss before taxes	(7,584)	(1,219)

Income tax provision	-	-

Net loss	$(7,584)	$(1,219)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	7,596,000	7,596,000

See accompanying notes to the financial statements.

Numbeer, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from April 7, 2008 (Inception) through February 29, 2012
(Unaudited)

	Common Stock, $0.001 Par Value		Additional		DeficitAccumulated	Total
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	during the Development Stage	Stockholders Equity (Deficit)

Balance, April 7, 2008 (inception)		$-	$-	$-	$-	$-

Common stock issued for cash at$0.001 per share on April 24, 2008	7,000,000	7,000		(7,000)		-

Net loss					(4,913)	(4,913)

Balance, May 31, 2008	7,000,000	7,000	-	(7,000)	(4,913)	(4,913)

Collection of subscription receivable				7,000		7,000

Common stock issued for subscription receivable at $0.0015 per share from December 11, 2008 through May 31, 2009	596,000	596	8,344	(8,940)		-

Collection of subscription receivable				3,870		3,870

Net loss					(17,257)	(17,257)

Balance, May 31, 2009	7,596,000	7,596	8,344	(5,070)	(22,170)	(11,300)

Collection of subscription receivable				5,070		5,070

Net loss					(15,644)	(15,644)

Balance, May 31, 2010	7,596,000	7,596	8,344	-	(37,814)	(21,874)

Net loss					(31,242)	(31,242)

Balance, May 31, 2011	7,596,000	7,596	8,344	-	(69,056)	(53,116)

Net loss					(13,995)	(13,995)

Balance, February 29, 2012	7,596,000	$7,596	$8,344	$-	$(83,051)	$(67,111)

See accompanying notes to the financial statements.

Numbeer, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Nine Months	For the Nine Months	April 7, 2008 (inception)
	Ended	Ended	through
	February 29, 2012	February 28, 2011	February 29, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(13,995)	$(14,988)	$(83,051)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	13,995	9,300	53,549

Net cash used in operating activities	-	(5,688)	(29,502)

Cash flows from financing activities:
Proceeds from shareholder advances	-	4,800	13,628
Proceeds from sale of common stock	-	-	15,940

Net cash provided by financing activities	-	4,800	29,568

Net change in cash	-	(888)	66

Cash, beginning of period	66	954	-

Cash, end of period	$66	$66	$66

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

February 29, 2012 and February 28, 2011

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fair Value of Financial Instrument

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended February 29, 2012 or February 28, 2011.

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

There were no potentially dilutive common shares outstanding for the interim period ended February 29, 2012 or February 28, 2011.

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

FASB Accounting Standards Update No. 2011-05

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

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at February 29, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned during the period.

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

Capital Contribution

In May 2010, the Company’s Chief Executive Officer contributed $100 for general working capital to the Company.

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

Advances from stockholder at February 29, 2012 and May 31, 2011, consisted of the following:

	February 29, 2012	May 31, 2011

Advances from stockholder	$13,628	$13,628

	$13,628	$13,628

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended February 29, 2012 we had $66 of cash on hand. We incurred operating expenses in the amount of $13,955 in the quarter ended February 29, 2012 and $14,988 in the quarter ended February 29, 2011. From inception to February 29, 2012, the total, operating expenses was in the amount of $83,051. These operating expenses were comprised of professional fees and office and general expenses.

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

4

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

5

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

6

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

Item 4. Mine Safety Disclosures

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

Dated: April 16, 2012

NUMBEER, INC.

By: /s/ Michael Allan English
Name: Michael Allan English
Title: President, Secretary, Treasurer, Director
(Principal Executive Officer and Principal Financial Officer)

7