Form 10-K
period 2012-05-31
NUMBEER, INC.
filed 2012-09-14
CIK 1443157

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files. Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).       Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of September 13, 2012, the aggregate value of voting and non-voting common equity held by non-affiliates was $59,600.

TABLE OF CONTENTS

Page	Number

PART I

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	15

PART 1

Item 1: Business

Overview

Numbeer, Inc. (“Numbeer, “we”, “the company”) was incorporated in the State of Nevada on April 7, 2008 and established a fiscal year end of May 31. We are a development-stage company that intends to sell a complete Beer Control System which will maximize the yield from a keg. It will allow sales and portion control, reducing the cost of the beer stock by monitoring liquor pouring and controlling portion sizes.

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

Item 4. Mine Safety Disclosures

Not applicable.

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
Year Ended May 31, 2012
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

Approximate Number of Holders of Our Common Stock

As of September 13, 2012, the Company had thirty-four (34) active shareholders of record.  The Company has not paid cash dividends and has no outstanding options.

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

Our auditor’s report on our May 31, 2012 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “May 31, 2012 Audited Financial Statements - Auditors Report.”

As of May 31, 2012, Numbeer had $0 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

We did not generate any revenue during the fiscal year ended May 31, 2012. As of the fiscal year ended May 31, 2012 we had $0 of cash on hand in the bank. We incurred operating expenses in the amount of $3,711 in the fiscal year ended May 31, 2012. The total operating expenses in the fiscal year ended May 31, 2011 was in the amount of $7,411. These operating expenses were comprised of professional fees and office and general expenses. Since inception we have incurred operating expenses of $76,467.

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

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 appears after the signature page to this report.

Numbeer, Inc.

(A Development Stage Company)

May 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Numbeer, Inc.

(A development stage company)

Carson City, Nevada

We have audited the accompanying balance sheets of Numbeer, Inc., a development stage company, (the “Company”) as of May 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended and for the period from April 16, 2008 (Inception) through May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended and for the period from April 16, 2008 (Inception) through May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at May 31, 2012 and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

September 13, 2012

Numbeer, Inc.
(A Development Stage Company)
Balance Sheets

	May 31, 2012	May 31, 2011

Assets
Current assets
Cash	$—	$66

Total current assets	—	66

Total assets	$—	$66

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$46,899	$39,554
Advances from stockholder	13,628	13,628

Total current liabilities	60,527	53,182

Total Liabilities	60,527	53,182

Stockholders' deficit

Common stock: $0.001 par value: 75,000,000 shares authorized;
7,596,000 shares issued and outstanding	7,596	7,596
Additional paid-in capital	8,344	8,344
Deficit accumulated during the development stage	(76,467)	(69,056)

Total stockholders' deficit	(60,527)	(53,116)

Total liabilities and stockholders' deficit	$—	$66

 See accompanying notes to the financial statements.

Numbeer, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Fiscal Year	For the Fiscal Year	April 7, 2008
	Ended	Ended	(inception) through
	May 31, 2012	May 31, 2011	May 31, 2012

Revenues	$-	$-	$-

Operating expenses
Professional fees	3,500	28,638	62,802
General and administrative expenses	3,911	2,604	13,665

Total operating expenses	7,411	31,242	76,467

Loss before income tax provision	(7,411)	(31,242)	(76,467)

Income tax provision	-	-	-

Net loss	$(7,411)	$(31,242)	$(76,467)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	7,596,000	7,596,000

See accompanying notes to the financial statements.

Numbeer, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from April 7, 2008 (Inception) through May 31, 2012

	Common Stock, $0.001 Par Value		Additional		Deficit Accumulated	Tota
					during the	Stockholders
	Number of		Paid-in	Subscription	Development	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Balance, April 7, 2008 (inception)		$-	$-	$-	$-	$-

Common stock issued for cash at
$0.001 per share on April 24, 2008	7,000,000	7,000		(7,000)		-

Net loss					(4,913)	(4,913)

Balance, May 31, 2008	7,000,000	7,000	-	(7,000)	(4,913)	(4,913)

Collection of subscription receivable				7,000		7,000

Common stock issued for subscription receivable
at $0.0015 per share from December 11, 2008
through May 31, 2009	596,000	596	8,344	(8,940)		-

Collection of subscription receivable				3,870		3,870

Net loss					(17,257)	(17,257)
Balance, May 31, 2009	7,596,000	7,596	8,344	(5,070)	(22,170)	(11,300)

Collection of subscription receivable				5,070		5,070

Net loss					(15,644)	(15,644)

Balance, May 31, 2010	7,596,000	7,596	8,344	-	(37,814)	(21,874)

Net loss					(31,242)	(31,242)

Balance, May 31, 2011	7,596,000	7,596	8,344	-	(69,056)	(53,116)

Net loss					(7,411)	(7,411)

Balance, May 31, 2012	7,596,000	$7,596	$8,344	$-	$(76,467)	$(60,527)

See accompanying notes to the financial statements.

Numbeer, Inc. (A Development Stage Company) Statements of Cash Flows

			For the Period from
	For the Fiscal Year	For the Fiscal Year	April 7, 2008
	Ended	Ended	(inception) through
	May 31, 2012	May 31, 2011	May 31, 2012

Cash flows from operating activities:
Net loss	$(7,411)	$(31,242)	$(76,467)

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	7,345	25,554	46,899

Net cash used in operating activities	(66)	(5,688)	(29,568)

Cash flows from financing activities:
Proceeds from shareholder advances	-	4,800	13,628
Proceeds from sale of common stock	-	-	15,940

Net cash provided by financing activities	-	4,800	29,568

Net change in cash	(66)	(888)	-

Cash, beginning of period	66	954	-

Cash, end of period	$-	$66	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

May 31, 2012 and 2011

Notes to the Financial Statements

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. a mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended May 31, 2012 or 2011.

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

There were no potentially dilutive common shares outstanding for the fiscal year ended May 31, 2012 or 2011.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at May 31, 2012, a net loss and net cash used in operating activities for the fiscal year then ended, respectively, with no revenues earned during the period. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Stockholders’ Equity (Deficit)

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

Advances from stockholder at May 31, 2012 and May 31, 2011, consisted of the following:

	May 31, 2012	May 31, 2011

Advances from stockholder	$13,628	$13,628

	$13,628	$13,628

Note 6 – Income Tax Provision

Deferred Tax Assets

At May 31, 2012, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of $76,467 that may be used to offset future taxable income through the fiscal year ending May 31, 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $26,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $2,521 and $10,622 for the fiscal year ended May 31, 2012 and 2011, respectively.

Components of deferred tax assets as of May 31, 2012 and 2011 are as follows:

	May 31, 2012	May 31, 2011
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$26,000	$23,479

Less valuation allowance	(26,000)	(23,479)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended May 31, 2012	For the Fiscal Year Ended May 31, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Number, Inc.

(A Development Stage Company)

May 31, 2011 and 2011

Notes to the Consolidated Financial Statements

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

None.

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

As of May 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of May 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of May 31, 2012, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of May 31, 2012 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Michael Allan English	44	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Marcus Vinicius Mizushima	37	Director

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

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Michael Allan English,	2012	-	-	-	-	-	-
President, Chief Financial Officer	2011	-	-	-	-	-	-
And Chairman	2010	-	-	-	-	-	-

Marcus Vinicius Mizushima,	2012	-	-	-	-	-	-
Director	2011	-	-	-	-	-	-
	2010	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Michael Allan English,	7,000,000	90.3%

	489 Gorham Road, Ridgeway, Ontario Canada L0S 1N0

	All Beneficial Owners as a Group (1 person)	7,000,000	90.3%

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

Item 14.   Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to us for fiscal years ended May 31, 2012 and 2011 by Li & Company, P.C., the Company’s independent registered public accounting firm:

	2012	2011
Audit Fees (1)	$4,000	$2,500
Audit Related Fees (2)	0	0
Tax Fees (3)	0	0

Total Fees paid to auditor	$4,000	$2,500

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Li & Company, P.C. in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Company’s consolidated financial statements and are not reported under "Audit Fees".

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

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

Dated: September 13, 2012

