Form 10-K/A
period 2012-05-31
NUMBEER, INC.
filed 2012-09-21
CIK 1443157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ________TO ________

Commission File Number: 333-153172

NUMBEER, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-2374319
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

112 North Curry Street

Carson City, NV 89703

 (Address of principal executive offices)

(Registrant's telephone number, including area code) (775) 321-8216

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of September 13, 2012, the aggregate value of voting and non-voting common equity held by non-affiliates was $59,600.

Explanatory Note: The sole purpose of this Amendment to Numbeer, Inc.’s Annually Report on Form 10-K for the fiscal year ended May 31, 2012, filed with the Securities and Exchange Commission on September 14, 2012 (the “Form 10-K”), is to provide the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL. No other changes have been made to the Form 10-K.

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

*  These exhibits were previously included or incorporated by reference in Numbeer, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012, filed with the Securities and Exchange Commission on September 14, 2012.

**  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: September 21, 2012	/s/ Michael Allan English
Name: Michael Allan English
Title: President, Secretary/Treasurer, Chief Financial Officer, Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

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

* These exhibits were previously included or incorporated by reference in Numbeer, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012, filed with the Securities and Exchange Commission on September 14, 2012.

** Filed herewith.