Form 10-Q
period 2012-08-31
NUMBEER, INC.
filed 2012-10-19
CIK 1443157

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10–Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2012

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

The number of shares outstanding of the Registrant's Common Stock as of October 19, 2012 was 7,596,000 shares of common stock, $0.001 par value, issued and outstanding.

INDEX

		Page Number
	PART I – FINANCIAL INFORMATION

Item 1	Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3	Quantitative and Qualitative Disclosures About Market Risk	4

Item 4	Controls and Procedures	4

	PART II – OTHER INFORMATION

Item 1	Legal Proceedings	6

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3	Defaults Upon Senior Securities	6

Item 4	Mine Safety Disclosures	6

Item 5	Other Information	6

Item 6	Exhibits	6

2

Numbeer, Inc.

(A Development Stage Company)

August 31, 2012 and 2011

Numbeer, Inc.

(A Development Stage Company)

Balance Sheets

	August 31, 2012	May 31, 2012
	(Unaudited)

Assets
Current assets
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$38,659	$46,899
Advances from stockholder	23,128	13,628

Total current liabilities	61,787	60,527

Total Liabilities	61,787	60,527

Stockholders' deficit

Common stock: $0.001 par value: 75,000,000 shares authorized; 7,596,000 shares issued and outstanding	7,596	7,596
Additional paid-in capital	8,344	8,344
Deficit accumulated during the development stage	(77,727)	(76,467)

Total stockholders' deficit	(61,787)	(60,527)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

Statements of Operations

	For the Three Months Ended August 31, 2012	For the Three Months Ended August 31, 2011	For the Period from April 7, 2008 (inception) through August 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating expenses
Professional fees	500	2,500	63,302
General and administrative expenses	760	3,654	14,425

Total operating expenses	1,260	6,154	77,727

Loss before income tax provision	(1,260)	(6,154)	(77,727)

Income tax provision	-	-	-

Net loss	$(1,260)	$(6,154)	$(77,727)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	7,596,000	7,596,000

See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

For the Period from April 7, 2008 (Inception) through August 31, 2012

(Unaudited)

	Common Stock, $0.001 Par Value			Additional		Deficit Accumulated	Total
	Number of			Paid-in	Subscription	during the	Stockholders'
	Shares	Amount		Capital	Receivable	Development Stage	Equity (Deficit)

Balance, April 7, 2008 (inception)		$		$-	$-	$-	$-

Common stock issued for cash at $0.001 per share on April 24, 2008	7,000,000		7,000		(7,000)		-

Net loss						(4,913)	(4,913)

Balance, May 31, 2008	7,000,000		7,000	-	(7,000)	(4,913)	(4,913)

Collection of subscription receivable					7,000		7,000

Common stock issued for subscription receivable at $0.0015 per share from December 11, 2008 through May 31, 2009	596,000		596	8,344	(8,940)		-

Collection of subscription receivable					3,870		3,870

Net loss						(17,257)	(17,257)

Balance, May 31, 2009	7,596,000		7,596	8,344	(5,070)	(22,170)	(11,300)

Collection of subscription receivable					5,070		5,070

Net loss						(15,644)	(15,644)

Balance, May 31, 2010	7,596,000		7,596	8,344	-	(37,814)	(21,874)

Net loss						(31,242)	(31,242)

Balance, May 31, 2011	7,596,000		7,596	8,344	-	(69,056)	(53,116)

Net loss						(7,411)	(7,411)

Balance, May 31, 2012	7,596,000		7,596	8,344	-	(76,467)	(60,527)

Net loss						(1,260)	(1,260)

Balance, August 31, 2012	7,596,000		$7,596	$8,344	$-	$(77,727)	$(61,787)

See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the Three Months Ended August 31, 2012	For the Three Months Ended August 31, 2011	For the Period from April 7, 2008 (inception) through August 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,260)	$(6,154)	$(77,727)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(8,240)	6,154	38,659

Net cash used in operating activities	(9,500)	-	(39,068)

Cash flows from financing activities:
Proceeds from shareholder advances	9,500	-	23,128
Proceeds from sale of common stock	-	-	15,940

Net cash provided by financing activities	9,500	-	39,068

Net change in cash	-	-	-

Cash, beginning of period	-	66	-

Cash, end of period	$-	$66	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

August 31, 2012 and 2011

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended May 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 14, 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended August 31, 2012 or 2011.

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

There were no potentially dilutive common shares outstanding for the interim period ended August 31, 2012 or 2011.

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

Other Recently Issued, but not yet Effective Accounting Pronouncements

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at August 31, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned during the period. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Stockholders’ Deficit

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

Advances from stockholder consisted of the following:

	August 31, 2012	May 31, 2012

Advances from stockholder	$23,128	$13,628

	$23,128	$13,628

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended August 31, 2012 we had $0 of cash on hand. We incurred operating expenses in the amount of $1,260 in the quarter ended August 31, 2012 and $6,154 in the quarter ended August 31, 2011. From inception to August 31, 2012, the total, operating expenses was in the amount of $77,727. These operating expenses were comprised of professional fees and office and general expenses.

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

We had $0 cash on hand and in the bank. We do not believe this amount will satisfy our cash requirements for the next twelve months and we will need additional cash to continue to implement our business plan. If we are unable to raise additional funds, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

3

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective. As reported in our Annual Report on Form 10-K for the year ended May 31, 2012, the Company’s principal executive officer and principal financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

4

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

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended May 31, 2012, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of May 31, 2012. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

5

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

Dated: October 19, 2012

NUMBEER, INC.

By: /s/ Michael Allan English
Name: Michael Allan English
Title: President, Secretary, Treasurer, Director
(Principal Executive Officer and Principal Financial Officer)

6