Form 10-Q/A
period 2012-08-31
NUMBEER, INC.
filed 2012-11-13
CIK 1443157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended August 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ________TO ________

Commission File Number: 333-153172

NUMBEER, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-2374319
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
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

Explanatory Note: The sole purpose of this Amendment to Numbeer, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, filed with the Securities and Exchange Commission on October 19, 2012 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

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

*  These exhibits were previously included or incorporated by reference in Numbeer, Inc.’s Quarterly Report on Form 10-Q for the fiscal year ended August 31, 2012, filed with the Securities and Exchange Commission on October 19, 2012.

**  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: November 13, 2012	/s/ Michael Allan English
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

* These exhibits were previously included or incorporated by reference in Numbeer, Inc.’s Quarterly Report on Form 10-Q for the fiscal year ended August 31, 2012, filed with the Securities and Exchange Commission on October 19, 2012.

** Filed herewith.