Form 10-Q
period 2012-11-30
NUMBEER, INC.
filed 2013-01-24
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2012

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

The number of shares outstanding of the Registrant's Common Stock as of January 24, 2013 was 7,596,000 shares of common stock, $0.001 par value, issued and outstanding.

2

Numbeer, Inc.

(A Development Stage Company)

November 30, 2012 and 2011

Index to the Financial Statements

Contents	Page(s)

Balance Sheets as November 30, 2012 (Unaudited) and May 31, 2012	F-1

Statements of Operations for the Six Months Ended November 30, 2012 and 2011 and for the Period from April 7, 2008 (Inception) through November 30, 2012 (Unaudited)	F-2

Statements of Operations for the Three Months Ended November 30, 2012 and 2011 (Unaudited)	F-3

Statement of Stockholders’ Equity (Deficit) for the Period from April 7, 2008 (Inception) through November 30, 2012 (Unaudited)	F-4

Statements of Cash Flows for the Six Months Ended November 30, 2012 and 2011 and for the Period from April 7, 2008 (Inception) through November 30, 2012 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6

3

Numbeer, Inc.

(A Development Stage Company)

Balance Sheets

	November 30, 2012	May 31, 2012
	(Unaudited)

Assets
Current assets
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$41,909	$46,899
Advances from stockholder	23,128	13,628

Total current liabilities	65,037	60,527

Total Liabilities	65,037	60,527

Stockholders' deficit

Common stock: $0.001 par value: 75,000,000 shares authorized; 7,596,000 shares issued and outstanding	7,596	7,596
Additional paid-in capital	8,344	8,344
Deficit accumulated during the development stage	(80,977)	(76,467)

Total stockholders' deficit	(65,037)	(60,527)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

Statements of Operations

			For the Period from
	For the Six Months	For the Six Months	April 7, 2008
	Ended	Ended	(inception) through
	November 30, 2012	November 30, 2011	November 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating expenses
Professional fees	3,750	2,500	66,552
General and administrative expenses	760	3,911	14,425

Total operating expenses	4,510	6,411	80,977

Loss before income tax provision	(4,510)	(6,411)	(80,977)

Income tax provision	-	-	-

Net loss	$(4,510)	$(6,411)	$(80,977)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	7,596,000	7,596,000

See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	November 30, 2012	November 30, 2011
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating expenses
Professional fees	3,250	-
General and administrative expenses	-	257

Total operating expenses	3,250	257

Loss before income tax provision	(3,250)	(257)

Income tax provision	-	-

Net loss	$(3,250)	$(257)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	7,596,000	7,596,000

See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

For the Period from April 7, 2008 (Inception) through November 30, 2012

(Unaudited)

	Common Stock, $0.001 Par Value			Additional		Deficit Accumulated	Total
	Number of			Paid-in	Subscription	during the	Stockholders'
	Shares	Amount		Capital	Receivable	Development Stage	Equity (Deficit)

Balance, April 7, 2008 (inception)		$		$-	$-	$-	$-

Common stock issued for cash at $0.001 per share on April 24, 2008	7,000,000		7,000		(7,000)		-

Net loss						(4,913)	(4,913)

Balance, May 31, 2008	7,000,000		7,000	-	(7,000)	(4,913)	(4,913)

Collection of subscription receivable					7,000		7,000

Common stock issued for subscription receivable at $0.0015 per share from December 11, 2008 through May 31, 2009	596,000		596	8,344	(8,940)		-

Collection of subscription receivable					3,870		3,870

Net loss						(17,257)	(17,257)

Balance, May 31, 2009	7,596,000		7,596	8,344	(5,070)	(22,170)	(11,300)

Collection of subscription receivable					5,070		5,070

Net loss						(15,644)	(15,644)

Balance, May 31, 2010	7,596,000		7,596	8,344	-	(37,814)	(21,874)

Net loss						(31,242)	(31,242)

Balance, May 31, 2011	7,596,000		7,596	8,344	-	(69,056)	(53,116)

Net loss						(7,411)	(7,411)

Balance, May 31, 2012	7,596,000		7,596	8,344	-	(76,467)	(60,527)

Net loss						(4,510)	(4,510)

Balance, November 30, 2012	7,596,000		$7,596	$8,344	$-	$(80,977)	$(65,037)

See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

Statements of Cash Flows

			For the Period from
	For the Six Months	For the Six Months	April 7, 2008
	Ended	Ended	(inception) through
	November 30, 2012	November 30, 2011	November 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(4,510)	$(6,411)	$(80,977)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(4,990)	6,411	41,909

Net cash used in operating activities	(9,500)	-	(39,068)

Cash flows from financing activities:
Proceeds from shareholder advances	9,500	-	23,128
Proceeds from sale of common stock	-	-	15,940

Net cash provided by financing activities	9,500	-	39,068

Net change in cash	-	-	-

Cash, beginning of period	-	66	-

Cash, end of period	$-	$66	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

November 30, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Numbeer, Inc. (“Numbeer” or the “Company”), a development stage company, was incorporated on April 7, 2008 under the laws of the State of Nevada.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended November 30, 2012 or 2011.

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

There were no potentially dilutive common shares outstanding for the interim period ended November 30, 2012 or 2011.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at November 30, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned during the period. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advances from stockholder consisted of the following:

	November 30, 2012	May 31, 2012

Advances from stockholder	$23,128	$13,628

	$23,128	$13,628

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended November 30, 2012 we had $0 of cash on hand. We incurred operating expenses in the amount of $4,510 in the quarter ended November 30, 2012 and $6,411 in the quarter ended November 30, 2011. From inception to November 30, 2012, the total, operating expenses was in the amount of $80,977. These operating expenses were comprised of professional fees and office and general expenses.

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

4

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

5

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

Not applicable.

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

Dated: January 24, 2013

NUMBEER, INC.

By: /s/ Michael Allan English
Name: Michael Allan English
Title: President, Secretary, Treasurer, Director
(Principal Executive Officer and Principal Financial Officer)

7