Form 10-Q/A
period 2012-11-30
NUMBEER, INC.
filed 2013-02-15
CIK 1443157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended November 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ________TO ________

Commission File Number: 333-153172

NUMBEER, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-2374319
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

112 North Curry Street

Carson City, NV 89703

 (Address of principal executive offices)

(Registrant's telephone number, including area code) (775) 321-8216

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

The number of shares outstanding of the Registrant's Common Stock as of January 24, 2013 was 7,596,000 shares of common stock, $0.001 par value, issued and outstanding.

Explanatory Note: The sole purpose of this Amendment to Numbeer, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, filed with the Securities and Exchange Commission on January 24, 2013 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

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

*  These exhibits were previously included or incorporated by reference in Numbeer, Inc.’s Quarterly Report on Form 10-Q for the fiscal year ended November 30, 2012, filed with the Securities and Exchange Commission on January 24, 2013.

**  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: February 15, 2013	By:	/s/ Michael Allan English
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

* These exhibits were previously included or incorporated by reference in Numbeer, Inc.’s Quarterly Report on Form 10-Q for the fiscal year ended November 30, 2012, filed with the Securities and Exchange Commission on January 24, 2013.

** Filed herewith.