Form 10-Q
period 2013-02-28
NUMBEER, INC.
filed 2013-04-19
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10–Q

 _______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2013

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

The number of shares outstanding of the Registrant's Common Stock as of April 17, 2013 was 7,596,000 shares of common stock, $0.001 par value, issued and outstanding.

2

Numbeer, Inc.

(A Development Stage Company)

February 28, 2013 and 2012

Index to the Financial Statements

Contents	Page(s)

Balance Sheets as February 28, 2013 (Unaudited) and May 31, 2012	F-2

Statements of Operations for the Nine Months Ended February 28, 2013 and 2012 and for the Period from April 7, 2008 (Inception) through February 28, 2013 (Unaudited)	F-3

Statements of Operations for the Three Months Ended February 28, 2013 and 2012 (Unaudited)	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from April 7, 2008 (Inception) through February 28, 2013 (Unaudited)	F-5

Statements of Cash Flows for the Nine Months Ended February 28, 2013 and 2012 and for the Period from April 7, 2008 (Inception) through February 28, 2013 (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7

 Numbeer, Inc.

 (A Development Stage Company)

 Balance Sheets

	February 28, 2013	May 31, 2012
	(Unaudited)

Assets
Current assets
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$41,017	$46,899
Advances from stockholder	25,628	13,628

Total current liabilities	66,645	60,527

Total Liabilities	66,645	60,527

Stockholders' deficit

Common stock: $0.001 par value: 75,000,000 shares authorized; 7,596,000 shares issued and outstanding	7,596	7,596
Additional paid-in capital	8,344	8,344
Deficit accumulated during the development stage	(82,585)	(76,467)

Total stockholders' deficit	(66,645)	(60,527)

Total liabilities and stockholders' deficit	$-	$-

 See accompanying notes to the financial statements.

 Numbeer, Inc.

 (A Development Stage Company)

 Statements of Operations

	For the Nine Months Ended February 28, 2013	For the Nine Months Ended February 29, 2012	For the Period from April 7, 2008 (inception) through February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$-	$-	$-

Operating expenses
Professional fees	4,500	5,750	67,302
General and administrative expenses	1,618	8,245	15,283

Total operating expenses	6,118	13,995	82,585

Loss before income tax provision	(6,118)	(13,995)	(82,585)

Income tax provision	-	-	-

Net loss	$(6,118)	$(13,995)	$(82,585)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	7,596,000	7,596,000

 See accompanying notes to the financial statements.

 Numbeer, Inc.

 (A Development Stage Company)

 Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	February 28, 2013	February 29, 2012
	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$-	$-

Operating expenses
Professional fees	750	3,250
General and administrative expenses	858	4,334
Total operating expenses
	1,608	7,584

Loss before income tax provision	(1,608)	(7,584)

Income tax provision	-	-

Net loss	$(1,608)	$(7,584)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	7,596,000	7,596,000

 See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

For the Period from April 7, 2008 (Inception) through February 28, 2013

(Unaudited)

	Common Stock, $0.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated during the Development Stage	Total Stockholders' Equity (Deficit)

Balance, April 7, 2008 (inception)		$-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share on April 24, 2008	7,000,000	7,000		(7,000)		-

Net loss					(4,913)	(4,913)

Balance, May 31, 2008	7,000,000	7,000	-	(7,000)	(4,913)	(4,913)

Collection of subscription receivable				7,000		7,000

Common stock issued for subscription receivable at $0.0015 per share from December 11, 2008 through May 31, 2009	596,000	596	8,344	(8,940)		-

Collection of subscription receivable				3,870		3,870

Net loss					(17,257)	(17,257)

Balance, May 31, 2009	7,596,000	7,596	8,344	(5,070)	(22,170)	(11,300)

Collection of subscription receivable				5,070		5,070

Net loss					(15,644)	(15,644)

Balance, May 31, 2010	7,596,000	7,596	8,344	-	(37,814)	(21,874)

Net loss					(31,242)	(31,242)

Balance, May 31, 2011	7,596,000	7,596	8,344	-	(69,056)	(53,116)

Net loss					(7,411)	(7,411)

Balance, May 31, 2012	7,596,000	7,596	8,344	-	(76,467)	(60,527)

Net loss					(6,118)	(6,118)

Balance, February 28, 2013	7,596,000	$7,596	$8,344	$-	$(82,585)	$(66,645)

 See accompanying notes to the financial statements.

 Numbeer, Inc.

 (A Development Stage Company)

 Statements of Cash Flows

	For the Nine Months Ended February 28, 2013	For the Nine Months Ended February 29, 2012	For the Period from April 7, 2008 (inception) through February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(6,118)	$(13,995)	$(82,585)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(5,882)	13,995	41,017

Net cash used in operating activities	(12,000)	-	(41,568)

Cash flows from financing activities:
Proceeds from shareholder advances	12,000	-	25,628
Proceeds from sale of common stock	-	-	15,940

Net cash provided by financing activities	12,000	-	41,568

Net change in cash	-	-	-

Cash, beginning of period	-	66	-

Cash, end of period	$-	$66	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

 See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

February 28, 2013 and February 29, 2012

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended February 28, 2013 or February 29, 2012.

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

There were no potentially dilutive common shares outstanding for the interim period ended February 28, 2013 or February 29, 2012.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at February 28, 2013, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advances from stockholder consisted of the following:

	February 28, 2013	May 31, 2012

Advances from stockholder	$25,628	$13,628

	$25,628	$13,628

Note 6 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events were required to be disclosed:

On April 17, 2013, Michael Allan English, the Company’s principal shareholder and sole officer and director consummated the sale of all 7,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) held by Mr. English to Anthony Vaz. The acquisition of the Shares, which represent approximately 92% of the outstanding shares of the Company’s Common Stock, resulted in a change of control of the Company.

Additionally, Mr. English resigned as the Company’s President, Secretary, Treasurer and Director. Mr. Vaz, as the Company’s majority shareholder, appointed himself to serve in these capacities, effective immediately.

On April 18, 2013, Marcus Vinicius Mizushima resigned as a Director of the Company.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended February 28, 2013 we had $0 of cash on hand. We incurred operating expenses in the amount of $1,608 in the quarter ended February 28, 2013 and $13,955 in the quarter ended February 28, 2012. From inception to February 28, 2013, the total, operating expenses was in the amount of $82,585. These operating expenses were comprised of professional fees and office and general expenses.

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

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan. Our former President, Michael Allan English had previously undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement to obtain the financing the Company requires.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 17, 2013, Michael Allan English, the Company’s principal shareholder and sole officer and director consummated the sale of all 7,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), held by Mr. English to Anthony Vaz. The acquisition of the Shares, which represent approximately 92% of the outstanding shares of the Company’s Common Stock, resulted in a change of control of the Company.

Additionally, Mr. English resigned as the Company’s President, Secretary, Treasurer and Director. Mr. Vaz, as the Company’s Majority shareholder, appointed himself to serve in these capacities, effective immediately.

Mr. Vaz, 42, has served as the President of Eden Capital LLC, a privately held investment banking firm, since 2008. Prior thereto he served in similar capacities for other investment banks and private firms, and was an assistant head trader at brokerage firm. Mr. Vaz received a Bachelor of Science in Business Administration from Georgian Court University.

On April 18, 2013, Marcus Vinicius Mizushima resigned as a Director of the Company.

Item 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer (1)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer (2)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

(1)	Included in Exhibit 31.1
(2)	Included in Exhibit 32.1
*	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 19, 2013

NUMBEER, INC.

By:	/s/ Anthony Vaz
Name: Anthony Vaz
Title: President, Secretary, Treasurer, Director
(Principal Executive Officer and Principal Financial Officer)

