Form 10-Q
period 2013-06-30
NUMBEER, INC.
filed 2013-08-21
CIK 1443157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Commission File Number: 333-153172

NUMBEER, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2374319
(State or other jurisdiction)	(IRS Employer Identification No.)
of incorporation or organization)

7660 Pebble Drive, Fort Worth, Texas	76118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 616-3161

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2013 was 8,367,529 shares of common stock, $0.001 par value, issued and outstanding.

1

Numbeer, Inc.

(A Development Stage Company)

Index to the Financial Statements

Contents	Page(s)

Balance Sheets as June 30, 2013 (Unaudited) and December 31, 2012	4

Statements of Operations for the Six Months Ended June 30, 2013 and 2012 and for the Period from January 30, 2006 (Inception) through June 30, 2013 (Unaudited)	5

Statements of Operations for the Three Months Ended June 30, 2013 and 2012 (Unaudited)	6

Statement of Stockholders’ Equity (Deficit) for the Period from January 30, 2006 (Inception) through June 30, 2013 (Unaudited)	7

Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and for the Period from January 30, 2006 (Inception) through June 30, 2013 (Unaudited)	8

Notes to the Financial Statements (Unaudited)	9

Numbeer, Inc.

 (A Development Stage Company)

 Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash and Equivalents	$116,344	$166,820
Prepaid expenses	6,600	5,650
Accounts Receivable	86,692	53,662
Inventory	272,041	138,245

Total current assets	481,667-	364,377-
Property and Equipment Leasehold Improvements	32,665	0
Office Furniture and Fixtures	126,186	110,737
Machinery and Equipment	85,149	95,869
Autos and Trucks	95,542	95,542
Accumulated Depreciation	(134,689)	(121.219)

Total Property and Equipment – Net	204,853	180,929

Deposits	6,200	6,200

Total assets	$692,720	$551,506

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$705,023	$215,671
Accrued Interest	288,673	197,825
Short-term notes	135,000	0
Convertible Notes – Current Portion	750,000	750,000
Current Maturities of long-term debt	455,495	265,338

Total current liabilities	2,334,191	1,428,834
Convertible Notes Payable, less current maturities	2,069,010	1,919,010
Long-term debt, less current maturities	294,610	493,078
Total Long Term Liabilities	2,363,620	2,412,088

Total Liabilities	4,697,811	3,840,922

Stockholders' deficit

Common stock: $0.001 par value: 75,000,000 shares authorized; 8,367,529 shares issued and outstanding	8,368	182,021
Additional paid-in capital	6,992,365	5,844,059
Deficit accumulated during the development stage	(11,005,822)	(9,315,496)

Total stockholders' deficit	(4,005,089)	(3,289,416)

Total liabilities and stockholders' deficit	$692,720-	$551,506-

 See accompanying notes to the financial statements.

 Numbeer, Inc.

 (A Development Stage Company)

 Statements of Operations

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	For the Period from January 30, 2006 (inception) through June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$119,173	$83,863	$444,441
Cost of Sales	(381,113)	(202,722)	(1,326,520)
Gross Margin	(261,940)	(118,859)	(882,079)

Operating expenses
Professional fees	181,066	28,390	599,936
Compensation	553,404	613,508	2,679,816
Stock based compensation expense	147,461	0	1,863,949
Other operating expenses	397,910	596,598	7,057,512

Total operating expenses	1,279,841	1,238,496	12,201,213

Loss from operations	(1,541,781)	(1,357,355)	(13,083,292)

Other Income and expense
Interest income	18	458	41,313
Other Income	-	-	2,750,563
Interest expense	(148,565)	(54,164)	(714,408)

Total Other Income and Expense	(81,432)	(53,706)	2,077,468

Net loss	$(1,690,326)	$(1,411,061)	$(11,005,822)

Net loss per common share:
- Basic and diluted	$(.10)	$(.05)

Weighted average common shares outstanding
- basic and diluted	$(.05)	(.05)

 See accompanying notes to the financial statements.

 Numbeer, Inc.

 (A Development Stage Company)

 Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$119,173	$83,863
Cost of Sales	(381,113)	(202,722)
Gross Margin	(261,939)	(118,859)

Operating expenses
Professional fees	113,776	22,812
Compensation expense	278,769	303,035
Stock based compensation expense	147,461	0
Other operating expenses	187,419	320,010

Total operating expenses	727,415	645,857

Net Loss from operations	(989,354)	(764,717)

Other Income and Expense
Interest Income	(1)	289
Other Income	0
Interest expense	(81,433)	(44,166)

Total Other Income and Expense	(81,434)	(43,878)

Net loss	(1,070,788)	(808,594)

Net loss per common share:
- Basic and diluted	(.03)	(.03)

Weighted average common shares outstanding
- basic and diluted	$(.03)

 See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

For the Period from January 30, 2006 (Inception) through June 30, 2013

(Unaudited)

	Common Stock, $0.01 converted to $0.001 May 22, 2013 Par Value
	Shares	Capital Stock	Additional Paid-in Capital	Deficit Accumulated During The Development Stage	Total Stockholders’ Equity (Deficit)

Balance, January 30, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock, January 2006	11,362,500	113,625	970,236	-	1,083,861
Issuance of common stock, July 2007	40,000	400	99,600	-	100,000
Issuance of common stock, January 2008	255,000	2,550	8,925	-	11,475
Issuance of common stock, June 2008	200,000	2,000	498,000	-	500,000
Issuance of common stock, October 2008	1,038,598	10,386	(10,386)	-	-
Issuance of common stock, April 2009	720,000	7,200	(7,200)	-	-
Conversion of notes payable to common stock, July 2010	1,500,000	15,000	597,099	-	612,099
Issuance of common stock, September 2010	500,000	5,000	245,000	-	250,000
Stock - based compensation expense, 2010	-	-	1,113,372	-	1,113,372
Warrants issued with debt			248,268		248,268
Net loss, January 30, 2006
through December 31, 2010	-	-	-	(5,212,366)	(5,212,366)

Balance, December 31, 2010	15,616,098	156,161	3,762,914	(5,212,366)	(1,293,291)

Stock - based compensation expense	-	-	574,343	-	574,343
Net loss	-	-	-	(474,207)	(474,207)

Balance, December 31, 2011	15,616,098	156,161	4,337,257	(5,686,573)	(1,193,155)

Conversion of notes payable to common stock, April 2012	400,000	4,000	196,000		200,000
Conversion of notes payable to common stock, December 2012	200,000	2,000	98,000		100,000
Conversion of warrants to common stock	100,000	1,000	-		1,000
Issuance of common stock, September 2012	833,333	8,333	491,667		500,000
Issuance of common stock, November 2012	833,333	8,333	491,667		500,000
Issuance of common stock, December 2012	219,375	2,194	107,494		109,688
Warrants issued with debt			93,201		93,201
Stock - based compensation expense			28,773	-	28,773
Net loss accumulated during the development stage	-	-	-	(3,628,923)	(3,628,923)

Balance, December 31, 2012	18,202,139	$182,021	$5,844,059	$(9,315,496)	$(3,289,416)

Issuance of common stock, January 2013	250,000	2,500	147,500		150,000
Issuance of common stock, January 2013	18,750	188	11,063		11,251
Issuance of common stock, January 2013	500,000	5,000	295,000		300,000
Issuance of common stock, January 2013	333,333	3,333	196,667		200,000
Record merger transaction May, 2013	1,504,998	(192,444)	208,384		15,940
Record change in par value from $0.01 to $0.001		20,211	(20,211)		0
Record reverse split of shares per merger agreement	(12,541,023)	(12,541)	12,541		0
Issuance of common stock, June 2013	99,332	99	149,901		150,000
Stock - based compensation expense			147,461		147,461
Net Loss	-	-	-	(1,690,326)	(1,690,326)

Balance, June 30, 2013 at $0.001 par value	8,367,529	8,368	6,992,365	(11,005,822)	(4,005,090)

 See accompanying notes to the financial statements.

 Numbeer, Inc.

 (A Development Stage Company)

 Statements of Cash Flows

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	For the Period from June 30, 2006 (inception) through June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss accumulated
during the development stage	(1,690,326)	(1,411,061)	(11,005,822)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation and amortization	13,470	13,470	153,732
Gain on sale of assets			(563)
Impairment of long-lived assets		(13,097)	41,777
Adjustment to retained earnings for merger transaction	16,690		16,690
Loss on related party indebtedness			150,741
Stock-based compensation expense	147,461		1,863,949
Accreted interest			272,578
Changes in operating assets and liabilities			-
Accounts receivable	(33,029)	(26,034)	(86,691)
Accounts receivable - related party		20,000	(250,000)
Inventory	(133,796)	(326,654)	(272,041)
Prepaid expenses	(950)		(6,600)
Accounts payable	488,602	26,012	704,273
Accounts payable - related party			99,259
Accrued interest	90,848	53,512	288,673
			-
Net cash used in operating activities	(1,101,031)	(1,663,852)	(8,030,046)

Cash flows from investing activities:
Proceeds from maturity of certificate of deposit			25,000
Purchase of certificate of deposit			(25,000)
Purchase of property and equipment	(37,394)	(118,264)	(364,511)
Proceeds from sale of equipment			9,520
Deposits		1,800	(6,200)
Purchases of patents and trademarks			(44,808)
			-
Net cash used in investing activities	(37,394)	(116,464)	(405,999)
			-

Cash flows from financing activities:
Proceeds from convertible notes payable	150,000	1,462,500	3,438,878
Payments on notes payable		(250,000)	(250,000)
Proceeds from long-term debt	135,000	600,000	1,531,114
Payments on long-term debt	(8,311)	(7,465)	(34,887)
Issuance of common stock	811,250		3,866,274
Warrants exercised for common stock			1,000
			-
Net cash provided by			-
financing activities	1,087,939	1,805,035	8,552,379
			-
Change in cash and cash equivalents	(50,485)	24,719	116,335
			-
CASH AND CASH EQUIVALENTS, beginning of period	166,820	350,310	-
			-
CASH AND CASH EQUIVALENTS, end of period	$116,335	$375,029	$116,335

 See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

June 30, 2013 and June 30, 2012

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Numbeer, Inc. (“Numbeer” or the “Company”), a development stage company, was incorporated on April 7, 2008 under the laws of the State of Nevada. Until May 22, 2013, Numbeer was a development-stage company organized to sell a complete beer control system which would maximize the yield from a keg. Numbeer Acquisition, Inc. was incorporated in the State of Nevada on May 8, 2013, as a wholly-owned subsidiary of Numbeer (“Acquisition”), to facilitate the acquisition of Good Earth Energy Conservation, Inc., a privately owned Delaware corporation (“Good Earth”).

On May 22, 2013 (the “Closing Date”), Numbeer, Acquisition and Good Earth entered into a Merger Agreement pursuant to which Numbeer acquired Good Earth through the merger of Acquisition with and into Good Earth, with Good Earth as the surviving entity (the “Merger”).

Good Earth was organized under the laws of the State of Delaware on February 1, 2007. Good Earth is a Fort Worth, Texas based company focused on the design, development and manufacture of an all-electric fleet vehicle for the essential services market.

Immediately following the Merger the Company terminated its operations as a beer control system and assumed the business operations of Good Earth as a wholly-owned subsidiary. As a result of the Merger, the Company has adopted the business plan and operations of Good Earth and now designs, develops and manufactures a zero emission 3-wheeled all-electric utility vehicle, the FireFly® ESV, for use in the parking enforcement (municipalities and universities), traffic control, security patrol, airport and port terminal operations, small package delivery and other comparable utility markets (the “Essential Services Market”).

Simultaneously with, and as consideration for, the Merger, on the Closing Date the former stockholders of Good Earth exchanged an aggregate of 19,304,222 shares of common stock of Good Earth, constituting all issued and outstanding capital stock of Good Earth, for 7,670,211 shares of common stock of Numbeer (the “Merger Shares”) (i.e., each share of common stock of Good Earth was exchanged for a 0.39733333 fractional share of common stock of Numbeer). Additionally, (a) 9,450,000 shares of common stock of Good Earth subject to options were exchanged by former officers, directors and stockholders of Good Earth for, and represent the right to receive, 3,754,800 shares of common stock of Numbeer, at exercise prices ranging from $0.10 to $0.45 per share; (b) 7,682,715 shares of common stock of Good Earth subject to warrants were exchanged by former officers, directors and stockholders of Good Earth for, and represent the right to receive, 3,052,599 shares of common stock of Numbeer, at exercise prices ranging from $0.01 to $0.80 per share; and (c) 5,384,615 shares of common stock of Good Earth subject to convertible promissory notes were exchanged by former stockholders of Good Earth for, and represent the right to receive, 2,139,488 shares of common stock of Numbeer, at conversion prices ranging from $0.50 to $0.65. The Good Earth warrants, options and notes became exercisable for, or convertible into, shares of common stock of Numbeer on the same basis as the shares of common stock of Good Earth were exchanged for shares of common stock of Numbeer.

Immediately prior to the Merger Numbeer had 7,596,000 shares of common stock issued and outstanding. Contemporaneously with the Closing and as a condition to the Closing, the holder of a majority of the issued and outstanding common stock of Numbeer and sole member of its Board of Directors (the “Majority Shareholder”) delivered to the Company for retirement and cancellation 6,996,027 shares of common stock of Numbeer and other shareholders collectively delivered to the Company for retirement and cancellation 1,987 shares of common stock of Numbeer. Following the consummation of the Merger, the issuance of the Merger Shares, the retirement of the 6,998,014 shares of common stock of Numbeer, the Company has 8,268,197 shares of Common Stock issued and outstanding, subject to the exercise of appraisal rights by the former shareholders of Good Earth, and 8,946,887 shares of Common Stock subject to issuance pursuant to the exercise of options and warrants and the conversion of convertible notes. Following the Merger the former stockholders of Good Earth will beneficially own approximately 92.77% of the total outstanding shares of Common Stock (96.53% on a fully diluted basis).

Also, on May 22, 2013, the Majority Shareholder, in his capacity as the majority shareholder and sole member of the board of directors of Numbeer, authorized an amendment to its Articles of Incorporation (the “Amendment”) to change its name to “Good Earth Energy Conservation, Inc.,” to increase the number of its authorized shares of capital stock from 75,000,000 to 110,000,000 shares, of which 100,000,000 are designated common stock, $0.001 par value (the “Common Stock”), and 10,000,000 are designated preferred stock, par value $0.001, and to effect a forward-split, such that every one share of Common Stock issued and outstanding immediately prior to filing of the Amendment will be converted into that number of shares of Common Stock obtained by dividing each share of Common Stock by 0.39733333 (the “Forward Split”). The Amendment will be filed and effective twenty (20) days after the Company mails an Information Statement pursuant to Section 14(c) of the Exchange Act to all of its shareholders (the “Information Statement”) relating to the Amendment. The Company anticipates filing the Information Statement by August 15, 2013. Immediately following the filing of the Amendment, the Company will change its name to “Good Earth Energy Conservation, Inc.” and effect the Forward Split.

Additionally, on May 22, 2013 the Board of Numbeer amended its bylaws to, among other things, change Numbeer’s fiscal year end to December 31, and adopted the Company’s 2013 Incentive Plan (the “Plan”). The Plan was also approved by the Majority Shareholder. Under the Plan, 2,389,757 shares of Common Stock are reserved for issuance as incentive awards to be granted to executive officers, key employees, consultants and directors of the Company.

The Merger Agreement includes a section titled “Subsequent Equity Sales” which provides that if the Company were to sell its Common Stock or grant any right to re-price or otherwise dispose of or issue any of its Common Stock at a price below $0.20 per share (such lower price, the “Base Share Price”) prior to the first anniversary of the closing of the Merger (the “Closing”), it shall issue to holders of its Common Stock as of the date of the Closing, excluding the 6,998,014 shares of Common Stock surrendered by the Numbeer shareholders for retirement and cancellation, an additional number of shares of Common Stock so that all shares of Common Stock held by such stockholders, when multiplied by the Base Share Price, is not less than $300,000.

The Merger Agreement contains customary representations, warranties and covenants of the Company, Acquisition, and Good Earth, for like transactions. Breaches of representations and warranties are secured by customary indemnification provisions.

Following the Closing the Company’s board of directors (the “Board”) consists of five members. In keeping with the foregoing, on the Closing Date Anthony Vaz, the sole director of Numbeer prior to the Merger, appointed James M. Hawes, James R. Emmons, Greg Horne, Robert S. Kretschmar, and John Maguire to fill the vacancies on the Board and Anthony Vaz resigned his position as a director. Also, on the Closing Date, Anthony Vaz, the sole officer of Numbeer, resigned and James R. Emmons was appointed President, Chief Executive Officer, and Chief Financial Officer of the Company and Greg Horne was appointed Chief Technical Officer and Assistant Secretary of the Company.

The parties have taken the actions necessary to provide that the Merger is treated as a “tax free merger” under Section 368 of the Internal Revenue Code of 1986, as amended. Prior to the Closing Numbeer had established a fiscal year end of May 31. As a result of the Merger the Company has adopted the fiscal year end of December 31.

For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Good Earth, under the purchase method of accounting, and was treated as a recapitalization with Good Earth as the acquirer. Upon consummation of the Merger, the Company adopted the business plan and operations of Good Earth. The historical financial statements of Numbeer before the Merger will be replaced with the historical financial information of Good Earth before the Merger in all future filings with the Securities and Exchange Commission (the “SEC”).

In May 2013 the Company changed its fiscal year end from May 31 to December 31.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2012 and notes thereto contained in the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2013.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and developing revenue generating opportunities through its planned principal operations. In the latter half of 2011 the Company’s principal sales operations began. The Company recognized revenues initially in April/May 2012. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Fiscal Year-End

In May 2013 the Company changed its fiscal year end from May 31 to December 31.

Liquidity

Historically, the Company has been dependent on debt and equity raised from individual investors to sustain its operations. The Company’s product has not sold sufficient number of units to generate significant revenue. The Company operated as a development stage enterprise since inception with total operating expenses incurred of $12,201,213 and an overall net loss of ($11,005,822) accumulated through June 30, 2013. Net revenues recorded from inception (January 31, 2006 through June 30, 2013) are $444,441. These conditions raise substantial doubt about its ability to continue as a going concern. The Company’s December 31, 2012, fiscal year end, audited financial statements contain a “going concern” opinion by our auditors. Based on the Company’s recurring losses from operations, negative cash flows from operating activities, and a working capital deficit and total stockholders’ deficit at December 31, 2012, the auditor’s opinion expresses substantial doubt about our ability to continue as a going concern. Management plans include seeking additional equity investments from private individuals as well as fund managers with a stated focus of investing in small public companies like the Company, private equity type firms, and venture capital firms.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Management has not provided an allowance for uncollectible receivables. All receivables considered doubtful have been charged to current operations and it is management’s opinion that no additional significant amounts are doubtful of collection based on prior experience, review of accounts and other pertinent factors.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the useful lives of the assets ranging from 3 to 7 years.

Inventory

Inventory consists of parts and supplies. Inventory is stated at the lower of cost (first-in, first-out) or market.

Impairment of Long-lived Assets

The Company reviews the carrying value of long-lived assets for impairment whenever triggering events or changes in circumstances occur, indicating that the carrying amount of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If triggering events or changes in circumstances occur, the impairment to be recognized is measured by the excess of the carrying amount over the fair value of the assets. During 2012, a review of the balance of the intangible assets concluded these assets were obsolete and had no future value. Therefore, the Company charged the remaining unamortized balance, $14,893, to expense. There were no impairment losses recognized in 2011 associated with the Company’s long-lived assets. There were $41,777 of impairment losses associated with its patents and trademarks for the period from inception (January 30, 2006) to June 30, 2013.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include: (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

The Company entered into a lease to rent office space located in Fort Worth, Texas, under an operating lease for $3,200 per month, which expired May 31, 2012 and was subsequently amended through January 31, 2017. The Company also leases equipment for approximately $695 per month and incurred $35,860 and $21,252 under these lease agreements for the six months ended June 30, 2013 and 2012 respectively.

The future minimum lease commitments under these leases are as follows:

2013	$76,995
2014	79,745
2015	75,173
2016	71,400
2017	5,950

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was $5,052 and $20,185 for the six months ended June 30, 2013 and June 30, 2012, respectively. The amounts charged for the period from inception (January 30, 2006) to June 30, 2013 was $84,099.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The research and development expenses were $6,620 and $ $41,425 for the three months ended June 30, 2013 and June 30, 2012, respectively. The amounts charged for the period from inception (January 30, 2006) to June 30, 2013 amounted to $1,216,905.

Stock-based Compensation

The Company recognizes in its statement of operations the cost of employee services received in exchange for awards of equity instruments. The costs were based on their fair values at the time of the grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to employees. Stock based compensation recognized for the period from inception (January 30, 2006) to December 31, 2012 was $1,716,488. The stock based compensation expense for the six months ended June 30, 2013 and June 30, 2012 was $147,461 and $0, respectively.

Notes Payable

Short-term debt – During May 2013 through the June 30, 2013 time period, the Company received advances/loans in the amount of $25,000 from a shareholder and $110,000 from one of the executive officers of the Company. Both notes mature in May 2014 and accrue interest at the annual percentage rate of 8% payable at maturity. The notes are unsecured.

Convertible Notes Payable –

Convertible senior secured note payable to a stockholder issued jointly with Good Earth Electric Propulsion Systems, LTD due November 30, 2012. The note accrues interest quarterly at LIBOR plus 2% (2.56% at December 31, 2011) and is secured by all assets of the Company. No interest shall be paid until six months after the Company is profitable. Any portion of the unpaid principal and interest can be converted into shares of common stock at a conversion price equal to $2.50 per share. This note was renewed, extended, and modified as of April 1, 2012 with new terms as follows: Promissory note totaling $750,000, payable to a stockholder, with a stated interest rate of 8%, convertible to common stock at the rate of $.50 per share, due on or before December 31, 2013. The note can be extended to March 31, 2014 at the option of the Company which was exercised and formally extended to March 31, 2014. The note is secured by a pledge of the Company’s intellectual property and fixed assets.

The Company issued a series of new notes payable from the period of April to July 2012 aggregating $1,750,000 less accreted interest of $80,990, payable to multiple unrelated parties, bearing interest at 8% until February 28, 2013 at which time the rate will increase to 12% until the reverse merger requirement is satisfied per the terms of the notes and at which time the rate will revert to 8%. The notes are convertible into common stock at the rate of $.50 per share with warrants attached to purchase 3,500,000 shares of common stock at the rate of $.50 per share. The fair value assigned to the warrants at issuance was $93,201 and $12,211. The accreted interest expense was recorded in the statement of operations for the year ended December 31, 2012. The notes mature on March 31, 2017 and are secured by the Company's accounts receivable and inventory.

A convertible promissory note payable to a stockholder in the amount of $250,000, accruing interest at 8%, due August 15, 2014 unless the reverse merger occurs; then the holder has the right to demand immediate payment of the note in full during the period from 10 days through 30 days after the effective date of the reverse merger, secured by warrants. The note is convertible into common stock at the rate of $.65 per share with warrants attached to purchase 96,154 shares of common stock at the rate of $.75 per share. There was no value assigned to the warrants at issuance. The warrants expire August 14, 2014.

A convertible note payable to a stockholder dated June 28, 2013 in the amount of $150,000 accruing interest at the rate of 8% due at maturity, June 28, 2015. The note can be converted at the rate of $.60 per share with warrants attached to purchase 125,000 shares of common stock at the rate of $.80 per share. There was no value assigned to the warrants at issuance. The warrants expire June 28, 2018.

Long Term Debt –

Note payable to a bank in monthly installments of $540, no stated interest rate, due May 2016, secured by a vehicle.

Note payable to a bank in monthly installments of $845, including interest at 3.74%, due January 2017, secured by a vehicle.

Promissory note payable to a stockholder in the amount of $250,000, accruing interest at 8%, due December 2013, secured by warrants. The warrants permit the holder to purchase 250,000 shares of the Company's stock at the exercise price of $1.00 per share or at the actual stock price at the time of issuance but not lower than $.50. The warrants expire on December 19, 2016 and are callable by the Company if an S-1 is filed, in which case the warrants must be exercised within 20 days from the time the Company exercises this clause. There was no value assigned to the warrants at issuance.

$100,000 promissory note less accreted interest of $0 and $10,266 at March 31, 2013 and 2012, respectively, payable to a stockholder, with a stated interest rate of 8% and 0% as of March, 2013 and 2012, respectively, due March 2014, secured by warrants. The warrants permit the holder to purchase 100,000 shares of the Company's stock at the exercise price of $.01 per share. The warrants expire on April 1, 2014.

Promissory note payable to a stockholder in the amount of $250,000, accruing interest at 8%, due February 3, 2014, secured by warrants. The warrants permit the holder to purchase 250,000 shares of the Company's stock at the exercise price of $.50 per share. The warrants expire on February 3, 2017.

Promissory note payable to a stockholder in the amount of $100,000, accruing interest at 8%, due February 10, 2014, secured by warrants. The warrants permit the holder to purchase 100,000 shares of the Company's stock at the exercise price of $.50 per share. The warrants expire on February 9, 2017.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or June 30, 2012.

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

There were no potentially dilutive common shares outstanding for the interim period ended June 30, 2013 or June 30, 2012.

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

 Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles-Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at June 30, 2013, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to and generate revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and raise additional funds by way of private or public offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Stockholders’ Deficit

Shares Authorized

The Company’s Articles of Incorporation currently provide that the total authorized capital of the Company is 75,000,000 shares, par value $0.001 per share.

On May 22, 2013 the Company’s majority shareholder and sole director approved Amended and Restated Articles of Incorporation to (1) increase its authorized capital stock to 110,000,000 shares, of which 100,000,000 will be designated Common Stock, $0.001 par value, and 10,000,000 will be designated Preferred Stock, $0.001 par value, (2) effect a forward split such that every one share of Common Stock issued and outstanding immediately prior to filing of the Amendment will be converted into that number of shares of Common Stock obtained by dividing each share of Common Stock by 0.39733333, and (3) change the name of the Company to “Good Earth Energy Conservation, Inc.”

Common Stock

 On January 30, 2006 the Company sold 11,362,500 shares to its founding shareholders at the par value of $.01 per share.

On July 23, 2007 the Company sold 40,000 shares at $2.50 per share.

On January 2008 the Company sold 255,000 shares for a total price of $11,475.

On June 16, 2008 the Company sold 200,000 shares at $2.50 per share with total proceeds of $500,000

On October 2, 2008 and April 24, 2009 the Company issued 1,038,598 and 720,000 shares to existing shareholders to adjust to market the share price from previous stock purchases.

On July 9, 2010 and September 30, 2010 the Company issued 1,500,000 and 500,000 shares as a conversion of a note payable owed to a shareholder. The conversion prices were $.40 and $.50 per share, respectively.

On April 1, 2012 the Company issued 400,000 shares as a part of a conversion of notes payable which were dated from March 2009. The exercise price for the conversion was at $.50 per share.

On August 22, 2012 the Company issued 100,000 shares pursuant to the exercise of a warrant which was attached to a note payable. The exercise price was $.10 per share.

On September 28, 2012 the Company sold units consisting of 833,333 shares at a price of $.60 per share and warrants to purchase 208,333 shares at an exercise price of $.80 per share, for total consideration of $500,000.

On November 20, 2012 the Company sold units consisting of 833,333 shares at a price of $.60 per share and warrants to purchase 208,333 shares at an exercise price of $.80 per share, for total consideration of $500,000.

On December 20, 2012 the Company issued 200,000 shares upon conversion of a March 2009 note payable at a conversion price was $.50 per share.

On December 31, 2012 the Company sold 219,375 shares at $.50 per share.

On January 16, 2013 the Company sold units consisting of 250,000 shares at a price of $.60 per share and warrants to purchase 62,500 shares at an exercise price of $.80 per share, for total consideration of $150,000.

On January 16, 2013 the Company sold 18,750 shares at $.50 per share.

On January 29, 2013 the Company sold units consisting of 500,000 shares at a price of $.60 per share and warrants to purchase 125,000 shares at an exercise price of $.80 per share, for total consideration of $300,000.

On March 19, 2013 the Company sold units consisting of 333,333 shares at a price of $.60 per share and warrants to purchase 83,333 shares at an exercise price of $.80 per share, for total consideration of $200,000.

On May 22, 2013 the Company completed a merger whereby the former stockholders of Good Earth exchanged an aggregate of 19,304,222 shares of common stock of Good Earth, constituting all issued and outstanding capital stock of Good Earth, for 7,670,211 shares of common stock of the Company ((i.e., each share of common stock of Good Earth was exchanged for a 0.39733333 fractional share of common stock of the Company). As a part of the Merger the par value of each share of common stock was changed to $.001.

On June 7, 2013 the Company sold units consisting of 99,332 shares at a price of $1.51 per share and warrants to purchase 49,667 shares at an exercise price of $.80 per share, for total consideration of $150,000.

Note 5 - Related Party Transactions

None.

Note 6 - Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. Management of the Company determined that the following subsequent events were required to be disclosed:

On July 1, 2013 the Company entered into a consulting agreement with a firm pursuant to which the Company engaged the firm as an independent consultant to render business development services for a period of one year. The Company has agreed to issue 238,400 shares of the Company's Common Stock in consideration for the services to be provided to the Company under the terms of the agreement after the filing of an amendment to the Articles of Incorporation of the Company which will effect a forward split.

On July 30, 2013 the Company entered into an advisory services agreement with a Financial Industry Regulatory Authority (“FINRA”) member firm pursuant to which the Company engaged the firm as a non-exclusive financial advisor to provide financial advisory services, such as assisting the Company in developing and evaluating financing plans and strategic and financial alternatives, for a period of one year. The Company has agreed to issue 158,933 shares of the Company's Common Stock in consideration for the services to be provided to the Company under the terms of the agreement after the filing of an amendment to the Articles of Incorporation of the Company which will effect a forward split.

On August 1, 2013 the Company entered into an engagement agreement with a FINRA member firm pursuant to which the Company engaged the firm as an exclusive placement/selling agent from the date of the execution of the Agreement until the latter of: (i) October 30, 2013 or (ii) the end of the offering period of the Securities Financing (as defined below) (the “Exclusive Period”). The firm shall act as the Company’s non-exclusive placement/selling agent after the Exclusive Period until terminated. The Company has agreed to pay the firm at each full or incremental closing of any equity financing, convertible debt financing, debt conversion or any instrument convertible or exercisable into the Company’s common stock (the “Securities Financing”) during the Exclusive Period; (i) a cash transaction fee in the amount of 9% of the amount of the Securities Financing; and (ii) warrants (the “Warrants”) exercisable for shares of the Company’s common stock (the “Shares”) with “piggy back” registration rights, equal to 10% of the stock and warrants (on an as converted or exercised basis) issued in the Securities Financing at an exercise price equal to the investor’s warrant exercise price of the Securities Financing. The compensation terms between the Company and the firm are the same during the non-exclusive period as it is during the Exclusive Period. The Warrants will have a five (5) year term and a cashless exercise price.

On August 1, 2013 the Company entered into a factoring agreement with Catalyst Finance, L.P. (“Catalyst”) pursuant to which the Company will sell certain accounts receivable and related rights to Catalyst. The agreement calls for an advance rate of 85% with the interest rate being deducted at the time the final 15% is paid to the Company (when the accounts receivable is fully collected). The interest factor is .90% on the amount advanced for the period of 0 – 15 days and then another .90% every 15 days thereafter. For all accounts that are purchased by Catalyst, the Company is obligated to repurchase those accounts receivable that have not been collected within 90 from the date of the invoice. The Company has granted Catalyst a collateral interest in all of the Company’s accounts receivable as security for the accounts purchased by Catalyst.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Effective May 22, 2013, Numbeer Acquisition, Inc., a wholly-owned subsidiary of Numbeer, merged with and into Good Earth Energy Conservation, Inc. (“Good Earth”), with Good Earth as the surviving entity (the “Merger”). The Company was a development-stage company organized to sell a complete beer control system designed to maximize yield from beer kegs. As a result of the Merger, the Company has adopted the business plan and operations of Good Earth and now designs, develops and manufactures a zero emission 3-wheeled all-electric utility vehicle, the FireFly® ESV, for use in the parking enforcement (municipalities and universities), traffic control, security patrol, airport and port terminal operations, small package delivery and other comparable utility markets (the “Essential Services Market”). As part of the Merger the Company changed its fiscal year end to December 31.

For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Good Earth, under the purchase method of accounting, and was treated as a recapitalization with Good Earth as the acquirer. Upon consummation of the Merger, the Company adopted the business plan and operations of Good Earth. The historical financial statements of Numbeer before the Merger will be replaced with the historical financial information of Good Earth before the Merger in all future filings with the Securities and Exchange Commission (the “SEC”).

We principally generate revenue from selling our products to fleets of cities, airports and universities/colleges. The Company has delivered and/or sold its vehicles to the fleets of the Cities of Seattle and Vancouver, Washington; Santa Monica, Manhattan Beach, and San Rafael, California; Clayton Missouri; Chattanooga, Tennessee; and several other cities around the United States; to the Northern Virginia Community College system; and to the San Francisco International Airport. We have performed demonstrations of the FireFly® ESV for the authorities of the Port of Long Beach and Lowe’s Home Centers distribution centers, which we have identified as a potential source of future revenue.

The Company has received sales orders for a total of 52 FireFly® ESVs through June 30, 2013. The sales orders representing the 52 vehicles are spread across several market segments as shown below and were all sold at the MSRP plus additional options:

•	Parking enforcement – 40 units
•	Airport Security/Patrol – 4 units
•	Universities/Colleges – 8 units

The Company has generated revenue from its operations from inception through June 30, 2013 of $444,441. As of the fiscal quarter ended June 30, 2013 we had $116,334 of cash on hand. We incurred operating expenses in the amount of $727,415 for the six months ended June 30, 2013 and $645,857 for the same period ended June 30, 2012. From inception to June 30, 2013, total operating expenses were $12,736,948. The operating expenses consist primarily of consulting expenses, salaries & wages, and professional fees.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next 12 months.

Management believes that if subsequent private placements are successful, we will generate a higher volume of sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering we will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in the Company having to seek capital from other resources such as debt financing, which may not even be available to the Company. However, if such financing were available, because the Company is a development stage company, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing on satisfactory terms we would be required to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Results of Operations

For the three months ended June 30, 2013 and June 30, 2012

Revenues

Net sales for the quarters ended June 30, 2013 and June 30, 2012 were $119,173 and $83,863 respectively. Operating expenses for the quarters ended June 30, 2013 and June 30, 2012 were $727,415 and $645,857, respectively. The sales increase for 2013 quarter as compared to the same time in 2012 was due to increase in quantities shipped. Interest expense incurred for the quarter ended June 30, 2013 was $81,433 as compared to $44,166 for the quarter ended June 30, 2012. The large increase in interest expense was due to the increase in convertible debt incurred for the time period of April through August of 2012. The interest on the convertible debt was incurred in the quarter ended June 30 2012 for a smaller principal amount ($1,462,500) and only for a 75 day time period, whereas in the same time period in 2013 the full amount of principal of $1.75 million was outstanding for a full 91 day time period.

Cost of Sales

Cost of sales for the three months ended June 30, 2013 and 2012 was $381,113 and $202,722, respectively. The bulk of the increases in Cost of Sales are attributed to the higher direct labor costs for the quarter. The headcount increased by 10% along with additional overtime incurred in order to complete the implementation of design changes of the production vehicle for the 2013 model year. These costs include the cost of materials, direct labor, and associated overhead costs. This initial production has been on a “build to order” basis rather than a “build to stock” basis, the latter method being required for production to achieve gross margin targets of 45% to 48% of sales. The Company has been forced to operate on the “build to order” basis due to its consistent lack of capital. Upon implementation of this method of production, the utilization of assembly labor can be maximized along with the acquisition of parts and sub-assembly parts resulting in a much lower cost per vehicle, thus realizing our target gross margins.

Gross Profit/(Loss)

The gross loss for the three months ended June 30, 2013 and 2012 was ($261,939) and $(118,859), respectively. The gross loss amount for 2013 and 2012 was a result of two major factors, production operated in a “build to order” basis which incurs a higher rate of direct labor cost per unit as well as the purchase of raw material parts and sub-assembly parts on a limited quantity basis without any benefit of volume purchase discounts. The increase in the three month period ended June 30, 2012 as compared to the same period end in 2012 was due to more quantities of vehicles shipped in the time period and additional direct labor expense associated with the production changes for the implementation of the new 2013 model vehicle.

Operating Expenses

Operating expenses are engineering, selling, marketing and administrative in nature and are principally salary and payroll associated expenses, travel, legal & professional, and advertising. Operating expenses for the three month period ended June 30, 2013 was $727,415 compared to $592,638 for the same period of 2012. The increases are a result of the higher professional fees incurred related to the merger transaction and stock compensation expense incurred during the three month period.

Loss from Operations

Loss from operations was ($989,354) for the three-month period ended June 30, 2013, compared to ($764,717) for the same period of 2012. The primary changes in the second quarter of 2013 as compared to the same period in 2012 was an increase of the stock compensation expense of $147,461 and professional fees of $90,964 which was partially offset by a decrease in the salary expense by $24,266. The decrease in salary expense was due to resignation of the former CEO in July 2012.

Net Loss

Net loss for the three period ended June 30, 2013 was ($1,070,788) as compared to ($808,594) for the same period of 2012. The changes were due to increased stock compensation costs, legal/professional costs and interest expense.

For the six months ended June 30, 2013 and June 30, 2012

Revenues

Net sales for the six months ended June 30, 2012 were $119,173 as compared to the same six month period in 2012 of $83,863. During the six month period the Company shipped one additional vehicle in 2013 versus the same period in 2012. The sale price per vehicle increased over $2,000 in 2013 due to the increased the level of sales for vehicle options such as air-conditioning and the new extended range (“ER”) feature.

Cost of Sales

Cost of Sales for the six months ended June 30, 2013 and 2012 was $381,113 and $202,722, respectively. The increases from 2012 to 2013 are due to increases in the cost of materials and the additional direct labor costs attributed to the implementation of the changes related to the 2013 model year vehicle.

Gross Profit/(Loss)

The gross loss for the six months ended June 30, 2013 and 2012 was ($261,940) and ($118,859) respectively. The gross loss amount for 2013 and 2012 was a result of two major factors, production operated in a “build to order” basis which incurs a higher rate of direct labor cost per unit as well as the purchase of raw material parts and sub-assembly parts on a limited quantity basis without any benefit of volume purchase discounts, thus creating higher material costs per unit.

Loss from Operations

Loss from operations was ($1,525,091) for the six month period ended June 30, 2013, compared to ($1,357,355) for the same period of 2012. The primary changes in the six month of 2013 as compared to the same period in 2012 was an increase of the stock compensation expense of $147,461 and professional fees of $135,986 which was partially offset by a decrease in the salary expense by $60,104.

Net Loss

Net loss for the six months period ended June 30, 2013 was ($1,690,326) as compared to ($1,411,061) for the same period of 2012. The changes were due to increased stock compensation costs, legal/professional costs and interest expense.

From the Inception Date of January 30, 2006 through June 30, 2013

The Company operated as a development stage enterprise since inception with total operating expenses incurred of $12,201,213 and an overall net loss of ($11,005,824) accumulated through June 30, 2013. Net revenues recorded from inception (January 31, 2006 through June 30, 2013) are $444,441. The Company began producing and shipping vehicles in small quantities in the first half of 2012 and has continued in that operation through the period of June 30, 2012.

Capital Expenditures

Total capital equipment purchases for the six months ended March, 2013 were $37,394 as compared to $118,264 for the same period in 2012. The 2012 purchases were the result of higher than normal acquisition of new molds for various parts. Many of these molds were consumed throughout the 2012/2013 calendar year.

Liquidity and Capital Resources

We have funded our past operations through the private placement of debt and equity securities with outside investors. The funds have been exclusively used to complete the research and development phase of the Company and deliver a production vehicle to the market.

For the six months ended June 30, 2013 and June 30, 2012 the Company used cash of $1,101,031 and $1,663,852 for operations and used $8,030,046 from inception. Such cash used and accumulated losses have resulted primarily from costs related to personnel, consulting and professional fees. For the six months ended June 30, 2013, the net cash provided by financing activities was $1,087,939 primarily from the sale of the Company’s common stock and receipts of cash from the proceeds of new short term notes payable and a convertible note.

The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations. The Company estimates $1,750,000 is needed over the next 12 months to fund our operations including the servicing of $2,750,000 of convertible debt, funding the marketing plan, and paying its general obligations. The potential sources of this additional capital are high net worth individuals, private equity funds, venture capital firms, hedge funds, and other fund management companies that invest in companies such as the Company. We have targeted our efforts to several firms which have a large clientele of high net worth individuals as well as fund managers who have monies of their own to invest and have a stated focus on small public companies like us. There can be no assurance that the Company will be successful in raising additional capital from these sources. As a contingency, on August 1, 2013 the Company entered into a factoring agreement with Catalyst Finance, L.P. pursuant to which the Company will sell certain accounts receivable and related rights to Catalyst. There are risks that our plans for raising the needed capital will not be successful, which could adversely affect the ongoing business of the Company.

The Company will need to raise additional capital in the immediate future in order to provide adequate operating capital to carry the Company’s operations through 2013, at which time significant revenues are expected to be generated through operations.

Should our capital raising efforts be successful, the funds will be used to invest in new inventory, purchase capital equipment, and finance accounts receivable. However, we cannot be assured that such financing will be available to us on favorable terms, if at all, and this may delay the acquisition of cost effective parts and components and place the Company into a potential position of cash flow shortfalls and force the Company to cease operations.

As the Company expands its production capabilities and growth from sales, the cash flow cycle from operations is expected to become more predictable based on actual results. However, based on industry experience, it is expected that cash receipts from sales/accounts receivables will be received generally on a net 30 day basis from date of invoice and in turn to pay the Company’s accounts payable on a net 30 day basis as well.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our invest

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

 Changes in Internal Control over Financial Reporting

Management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of June 30, 2013. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer (1)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer (2)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

(1)	Included in Exhibit 31.1

(2)	Included in Exhibit 32.1

*	To be provided by amendment

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMBEER, INC.
Date: August 21, 2013	By: /s/ JAMES R. EMMONS
Name: James R. Emmons Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)

