Form 10-Q/A
period 2013-06-30
NUMBEER, INC.
filed 2013-09-06
CIK 1443157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock as of August 30, 2013 was 8,367,529 shares of common stock, $0.001 par value, issued and outstanding.

Numbeer, Inc.

(A Development Stage Company)

Index to the Financial Statements

Contents	Page(s)

Balance Sheets as June 30, 2013 (Unaudited) and December 31, 2012	4

Statements of Operations for the Six Months Ended June 30, 2013 and 2012 and for the Period from January 30, 2006 (Inception) through June 30, 2013 (Unaudited)	5

Statements of Operations for the Three Months Ended June 30, 2013 and 2012 (Unaudited)	6

Statement of Stockholders’ Equity (Deficit) for the Period from January 30, 2006 (Inception) through June 30, 2013 (Unaudited)	7

Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and for the Period from January 30, 2006 (Inception) through June 30, 2013 (Unaudited)	8

Notes to the Financial Statements (Unaudited)	9

Numbeer, Inc.

(A Development Stage Company)

 Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash and Cash Equivalents	$116,334	$166,820
Prepaid expenses	6,600	5,650
Accounts Receivable	86,692	53,662
Raw Materials	256,789	138,245
Work in Progress	15,252	-

Total current assets	481,667	364,377
Property and Equipment
Leasehold Improvements	32,665	0
Office Furniture and Fixtures	126,186	110,737
Machinery and Equipment	85,149	95,869
Autos and Trucks	95,542	95,542
Accumulated Depreciation	(134,689)	(121.219)

Total Property and Equipment – Net	204,853	180,929

Deposits	6,200	6,200

Total assets	$692,720	$551,506

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$705,023	$215,671
Accrued Interest	288,673	197,825
Short-term notes	135,000	0
Convertible Notes – Current Portion	750,000	750,000
Current Maturities of long-term debt	455,494	265,338

Total current liabilities	2,334,190	1,428,834

Convertible Notes Payable, less current maturities	2,069,010	1,919,010
Long-term debt, less current maturities	294,610	493,078

Total Long Term Liabilities	2,363,620	2,412,088

Total Liabilities	4,697,810	3,840,922

Commitments and Contingencies	0	0

Stockholders' equity (deficit)

Common stock: $0.001 par value: 75,000,000 shares authorized; 8,367,529 shares issued and outstanding at June 30, 2013 and $0.01 par value, 50,000,000 authorized, and 18,202,139 issued and outstanding at December 31, 2012	8,367	182,021
Additional paid-in capital	6,992,365	5,844,059
Deficit accumulated during the development stage	(11,005,822)	(9,315,496)

Total stockholders' equity (deficit)	(4,005,090)	(3,289,416)

Total liabilities and stockholders' equity (deficit)	$692,720	$551,506

 See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

Statements of Operations

Unaudited

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	For the Period from January 30, 2006 (inception) through June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$119,173	$83,863	$444,441
Cost of Sales	(381,113)	(202,722)	(1,326,520)
Gross Profit/ (Loss)	(261,940)	(118,859)	(882,079)

Operating expenses
Professional fees	164,376	28,390	599,936
Compensation	553,404	613,508	2,679,816
Stock based compensation expense	147,461	0	1,863,949
Other operating expenses	414,598	596,598	7,057,512

Total operating expenses	1,279,839	1,238,496	12,201,213

Loss from operations	(1,541,779)	(1,357,355)	(13,083,292)

Other Income and expense
Interest income	18	458	41,315
Other Income	-	-	2,750,563
Interest expense	(148,565)	(54,164)	(714,408)

Total Other Income and Expense	(148,547)	(53,706)	2,077,470

Net loss	$(1,690,326)	$(1,411,061)	$(11,005,822)

Net loss per common share:
- Basic and diluted	$(.16)	$(.11)	$(.84)

Weighted average common shares outstanding
- basic and diluted	10,715,237	12,925,158	13,084,187

 See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

Statements of Operations

Unaudited

	For the Three Months	For the Three Months
	Ended	Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$119,173	$83,863
Cost of Sales	(381,113)	(202,722)
Gross Profit (Loss)	(261,940)	(118,859)

Operating expenses
Professional fees	97,086	22,812
Compensation expense	278,769	303,035
Stock based compensation expense	147,461	0
Other operating expenses	204,099	320,011

Total operating expenses	727,415	645,858

Net Loss from operations	(989,355)	(764,717)

Other Income and Expense
Interest Income	(1)	289
Other Income	0
Interest expense	(81,433)	(44,166)

Total Other Income and Expense	(81,434)	(43,877)

Net loss	(1,070,789)	(808,594)

Net loss per common share:
- Basic and diluted	$(.09)	$(.06)

Weighted average common shares outstanding
- basic and diluted	11,714,085	12,925,158

 See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

For the Period from January 30, 2006 (Inception) through June 30, 2013

(Unaudited)

	Shares	Capital Stock	Additional Paid-in Capital	Deficit Accumulated During The Development Stage	Total Stockholders’ Equity (Deficit)

Balance, January 30, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock, January 2006	11,362,500	113,625	970,236	-	1,083,861
Issuance of common stock, July 2007	40,000	400	99,600	-	100,000
Issuance of common stock, January 2008	255,000	2,550	8,925	-	11,475
Issuance of common stock, June 2008	200,000	2,000	498,000	-	500,000
Issuance of common stock, October 2008	1,038,598	10,386	(10,386)	-	-
Issuance of common stock, April 2009	720,000	7,200	(7,200)	-	-
Conversion of notes payable to common stock, July 2010	1,500,000	15,000	597,099	-	612,099
Issuance of common stock, September 2010	500,000	5,000	245,000	-	250,000
Stock - based compensation expense, 2010	-	-	1,113,372	-	1,113,372
Warrants issued with debt			248,268		248,268
Net loss, January 30, 2006 through December 31, 2010	-	-	-	(5,212,366)	(5,212,366)

Balance, December 31, 2010	15,616,098	156,161	3,762,914	(5,212,366)	(1,293,291)

Stock - based compensation expense	-	-	574,343	-	574,343
Net loss	-	-	-	(474,207)	(474,207)

Balance, December 31, 2011	15,616,098	156,161	4,337,257	(5,686,573)	(1,193,155)

Conversion of notes payable to common stock, April 2012	400,000	4,000	196,000		200,000
Conversion of notes payable to common stock, December 2012	200,000	2,000	98,000		100,000
Conversion of warrants to common stock	100,000	1,000	-		1,000
Issuance of common stock, September 2012	833,333	8,333	491,667		500,000
Issuance of common stock, November 2012	833,333	8,333	491,667		500,000
Issuance of common stock, December 2012	219,375	2,194	107,494		109,688
Warrants issued with debt			93,201		93,201
Stock - based compensation expense			28,773	-	28,773
Net loss accumulated during the development stage	-	-	-	(3,628,923)	(3,628,923)

Balance, December 31, 2012	18,202,139	$182,021	$5,844,059	$(9,315,496)	$(3,289,416)

Issuance of common stock, January 2013	250,000	2,500	147,500		150,000
Issuance of common stock, January 2013	18,750	188	11,063		11,251
Issuance of common stock, January 2013	500,000	5,000	295,000		300,000
Issuance of common stock, January 2013	333,333	3,333	196,667		200,000
Record merger transaction May, 2013	1,504,998	(192,444)	208,384		15,940
Record change in par value from $0.01 to $0.001		20,211	(20,211)		0
Record share exchange per merger agreement, 1: .3973333	(12,541,023)	(12,541)	12,541		0
Issuance of common stock, June 2013	99,332	99	149,901		150,000
Stock - based compensation expense			147,461		147,461
Net Loss	-	-	-	(1,690,326)	(1,690,326)

Balance, June 30, 2013 at $0.001 par value	8,367,529	$8,367	$6,992,365	$(11,005,822)	$(4,005,090)

 See accompanying notes to the financial statements.

Numbeer, Inc.

(A Development Stage Company)

Statements of Cash Flows

Unaudited

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	For the Period from June 30, 2006 (inception) through June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss accumulated during the development stage	$(1,690,326)	$(1,411,061)	$(11,005,822)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13,470	13,470	153,732
Gain on sale of assets			(563)
Impairment of long-lived assets		(13,097)	41,777
Loss on related party indebtedness			150,741
Stock-based compensation expense	147,461		1,863,949
Accreted interest			272,578
Changes in operating assets and liabilities
Accounts receivable	(33,030)	(26,034)	(86,692)
Accounts receivable - related party		20,000	(250,000)
Inventory	(133,796)	(326,654)	(272,041)
Prepaid expenses	(950)		(6,600)
Accounts payable	489,352	26,012	705,023
Accounts payable - related party			99,259
Accrued interest	90,848	53,512	288,673

Net cash used in operating activities	(1,116,971)	(1,663,852)	(8,045,986)

Cash flows from investing activities:
Proceeds from maturity of certificate of deposit			25,000
Purchase of certificate of deposit			(25,000)
Purchase of property and equipment	(37,394)	(118,264)	(364,511)
Proceeds from sale of equipment			9,520
Deposits		1,800	(6,200)
Purchases of patents and trademarks			(44,808)

Net cash used in investing activities	(37,394)	(116,464)	(405,999)

Cash flows from financing activities:
Proceeds from convertible notes payable	150,000	1,462,500	3,438,878
Payments on notes payable		(250,000)	(250,000)
Proceeds from long-term debt	135,000	600,000	1,531,114
Payments on long-term debt	(8,311)	(7,465)	(34,887)
Issuance of common stock	827,190		3,882,214
Warrants exercised for common stock			1,000

Net cash provided by financing activities	1,103,879	1,805,035	8,568,319

Change in cash and cash equivalents	(50,486)	24,719	116,334

CASH AND CASH EQUIVALENTS, beginning of period	166,820	350,310	-

CASH AND CASH EQUIVALENTS, end of period	$116,334	$375,029	$116,334

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

Immediately prior to the Merger, Numbeer had 7,596,000 shares of common stock issued and outstanding. Contemporaneously with the Closing and as a condition to the Closing, the holder of a majority of the issued and outstanding common stock of Numbeer and sole member of its Board of Directors (the “Majority Shareholder”) delivered to the Company for retirement and cancellation 6,996,027 shares of common stock of Numbeer and other shareholders collectively delivered to the Company for retirement and cancellation, 1,987 shares of common stock of Numbeer. Following the consummation of the Merger, the issuance of the Merger Shares, the retirement of the 6,998,014 shares of common stock of Numbeer, the Company has 8,268,197 shares of Common Stock issued and outstanding, subject to the exercise of appraisal rights by the former shareholders of Good Earth, and 8,946,887 shares of Common Stock subject to issuance pursuant to the exercise of options and warrants and the conversion of convertible notes. Following the Merger the former stockholders of Good Earth will beneficially own approximately 92.77% of the total outstanding shares of Common Stock (96.53% on a fully diluted basis).

Also on May 22, 2013 the Company’s majority shareholder and sole director approved Amended and Restated Articles of Incorporation (the “Amendment”) to (1) increase its authorized capital stock to 110,000,000 shares, of which 100,000,000 will be designated Common Stock, $0.001 par value, and 10,000,000 will be designated Preferred Stock, $0.001 par value, (2) effect a forward split such that every one share of Common Stock issued and outstanding immediately prior to filing of the Amendment will be converted into that number of shares of Common Stock obtained by dividing each share of Common Stock by 0.39733333, and (3) change the name of the Company to “Good Earth Energy Conservation, Inc.” The Amendment will be filed and effective twenty (20) days after the Company mails an Information Statement pursuant to Section 14(c) of the Act to its shareholders relating to the Amendment.

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

The purpose of this Amendment No. 1 on Form 10-Q/A to Numbeer, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, as filed with the Securities and Exchange Commission on August 21, 2013, is solely to provide more clarity in the information and to add disclosures for related party transactions and account for rounding adjustments that are not considered to be material.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the SEC to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2012 and notes thereto contained in the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2013.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Based on borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the Company’s debt obligations approximate their fair value.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was $1,754 and $22,141 for the three months ended June 30, 2013 and June 30, 2012, respectively. The amounts expensed for the six months ended June 30, 2013 and June 30, 2012 was $5,052 and $41,575, respectively. The amounts charged for the period from inception (January 30, 2006) to June 30, 2013 was $85,853.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The research and development expenses was $17,122 and $ $1,905 for the three months ended June 30, 2013 and June 30, 2012, respectively. The amounts charged for the six months ended June 30, 2013 and June 30, 2012 was $23,742 and 43,330, respectively. The amounts charged for the period from inception (January 30, 2006) to June 30, 2013 amounted to $1,234,027.

Stock-based Compensation

The Company recognizes in its statement of operations the cost of employee services received in exchange for awards of equity instruments. The costs were based on their fair values at the time of the grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to employees. Stock based compensation recognized for the period from inception (January 30, 2006) to June 30, 2013 was $1,863,949. The stock based compensation expense for the six months ended June 30, 2013 and June 30, 2012 was $147,461 and $0, respectively. The stock based expense for the three months ended June 30, 2013 and June 30, 2012 was $147,461 and $0, respectively.

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

An unsecured convertible promissory note payable to a stockholder in the amount of $250,000 dated August 15, 2012, bearing interest at 8%, payable annually with a maturity date of August 15, 2014. The note is convertible into common stock at the rate of $.65 per share with warrants attached to purchase 96,154 shares of common stock at the rate of $.75 per share. There was no value assigned to the warrants at issuance. The warrants expire August 14, 2014.

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

While the Company is attempting to generate revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and raise additional funds by way of a private or public offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Stockholders’ Equity (Deficit)

Shares Authorized

The Company’s Articles of Incorporation currently provide that the total authorized capital of the Company is 75,000,000 shares, par value $0.001 per share.

On May 22, 2013 the Company’s majority shareholder and sole director approved Amended and Restated Articles of Incorporation (the “Amendment”) to (1) increase its authorized capital stock to 110,000,000 shares, of which 100,000,000 will be designated Common Stock, $0.001 par value, and 10,000,000 will be designated Preferred Stock, $0.001 par value, (2) effect a forward split such that every one share of Common Stock issued and outstanding immediately prior to filing of the Amendment will be converted into that number of shares of Common Stock obtained by dividing each share of Common Stock by 0.39733333, and (3) change the name of the Company to “Good Earth Energy Conservation, Inc.” The Amendment will be filed and effective twenty (20) days after the Company mails an Information Statement pursuant to Section 14(c) of the Exchange Act to its shareholders relating to the Amendment.

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

On December 31, 2012 the Company sold 219,375 shares at $.50 per share.

On January 16, 2013 the Company sold units consisting of 250,000 shares at a price of $.60 per share and warrants to purchase 62,500 shares at an exercise price of $.80 per share. The Company received $138,750 which was net of costs of $11,250.

On January 16, 2013 the Company sold 18,750 shares at $.60 per share.

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

Note 5 - Related Party Transactions

The Company had transactions with the following related parties, who are all shareholders of the Company: New September, LLC, Thomas L. Perkins, and Zeus Corp., evidenced by the following:

Unsecured promissory note in the amount of $250,000 dated December 19, 2011, bearing interest at 8% per annum, payable annually, with a maturity date of December 18, 2013, and associated warrants for the purchase of 250,000 shares of Common Stock at an exercise price of the lower of $1.00 per share or the price of a share of Common Stock on the date of exercise of the warrant, subject to a floor of $.50 per share, and expiring on December 19, 2016.

Unsecured promissory note in the amount of $250,000 dated February 3, 2012, bearing interest at 8% per annum, payable annually, with a maturity date of February 3, 2014, and associated warrants for the purchase of 250,000 shares of Common Stock at an exercise price of $.50 and expiring on February 3, 2017.

Unsecured promissory note in the amount of $100,000 dated April 1, 2012, bearing interest at 8% per annum, payable semi-annually, with a maturity date of March 31, 2014.

Unsecured promissory note in the amount of $100,000 dated February 10, 2012, bearing interest at 8% per annum, payable annually, with a maturity date of February 10, 2014, and associated warrants for the purchase of 100,000 shares of the Company’s Common Stock at an exercise price of $.50, and expiring on February 9, 2017.

Unsecured convertible promissory note in the amount of $250,000 dated August 15, 2012, bearing interest at 8% per annum, payable annually with a maturity date of August 15, 2014, and convertible into shares of Common Stock at the rate of $.65 per share, and associated warrants for the purchase of 96,154 shares of the Company’s Common Stock at an exercise price of $.75 per share.

Secured convertible promissory note in the amount of $750,000 originally dated November 30, 2007, which was renewed, extended and modified as of April 1, 2012. The note bears interest at 8% per annum, principal is payable on March 31, 2014, convertible into shares of Common Stock at the rate of $.50 per share, and secured by all of the fixed assets and intellectual property of the Company.

In February 2009 the Company entered into a license agreement, which was amended on September 2, 2009 (the “Agreement”) (a copy of which is attached as Exhibit 10.4 to this Report), with Robert C. Winkelman, a shareholder of the Company. The Agreement provides for the payment of royalties to the related party based on sales generated by the use of the patents. The patents were never used by the Company and the Agreement expired for failure by the Company to utilize the patents. Mr. Winkelman is no longer a related party.

In June 2010 the Company entered into an Assignment Agreement with Greg Horne, an officer and director of the Company, pursuant to which the Company agreed to pay royalties based on revenues generated through the sale of products utilizing the patents to be filed by Mr. Horne in connection with certain work to be performed by such related party for the Company. No patents were ever filed by the related party. The Assignment Agreement was terminated effective January 1, 2013.

During May 2013 through the June 30, 2013 time period, the Company received advances/loans in the amount of $25,000 from a shareholder and $110,000 from one of the executive officers of the Company. Both notes mature in May 2014 and accrue interest at the annual percentage rate of 8% payable at maturity. The notes are unsecured.

On June 28, 2013 the Company issued a convertible note payable to a stockholder in the amount of $150,000. The note matures on June 28, 2015 and accrues interest at the annual rate of 8%. The note can be converted into common stock of the Company at the rate of $.60 per share and has warrants attached for the purchase 125,000 shares of common stock at the rate of $.80 per share. No value was assigned to the warrants at issuance. The warrants expire on June 28, 2018.

Note 6 - Subsequent Events

Management of the Company determined that the following subsequent events were required to be disclosed:

On July 1, 2013 the Company entered into a consulting agreement with a firm pursuant to which the Company engaged the firm as an independent consultant to render business development services for a period of one year. The Company has agreed to issue 238,400 shares of the Company's Common Stock valued at $.60 per share in consideration for the services to be provided to the Company under the terms of the agreement after the filing of an amendment to the Articles of Incorporation of the Company which will effect a forward split.

On July 30, 2013 the Company entered into an advisory services agreement with a Financial Industry Regulatory Authority (“FINRA”) member firm pursuant to which the Company engaged the firm as a non-exclusive financial advisor to provide financial advisory services, such as assisting the Company in developing and evaluating financing plans and strategic and financial alternatives, for a period of one year. The Company has agreed to issue 158,933 shares of the Company's Common Stock valued at $.60 per share in consideration for the services to be provided to the Company under the terms of the agreement after the filing of an amendment to the Articles of Incorporation of the Company which will effect a forward split.

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

Critical Accounting Policies and Estimates

The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Business - the Company was incorporated in February 2007 in the State of Delaware as a manufacturing company for the purpose of developing and producing electric utility vehicles in order to provide an alternative fuel vehicle for use in parking enforcement and other multiple applications as a utility vehicle. Prior to February 2007, the Company operated as Good Earth Conservation, LLC, a Delaware limited liability company, which was formed on January 30, 2006.

The financial statements have been prepared assuming the Company will continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to successfully take its products and technology to market and raise additional capital, as necessary, to fund the Company’s business model. The financial statements do not include any adjustments that might be necessary if the Company is unable to accomplish these business objectives.

In accordance with accounting principles generally accepted in the United States of America, as a development stage enterprise with no significant revenue generated from planned principle operations, the Company is required to present its cumulative since inception results of operations, stockholders’ equity (deficit), and cash flows of the Company through the end of the reporting period.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid instruments with an original maturity of three (3) months or less at the date of purchase to be cash equivalents.

Accounts Receivable - Management has not provided an allowance for uncollectible receivables. All receivables considered doubtful have been charged to current operations and it is management’s opinion that no additional significant amounts are doubtful of collection based on prior experience, review of accounts and other pertinent factors.

Property and Equipment - Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the useful lives of the assets ranging from 3 to 7 years.

Inventory - Inventory consists of parts and supplies. Inventory is stated at the lower of cost (first-in, first-out) or market.

Long-lived Assets - The Company reviews the carrying value of long-lived assets for impairment whenever triggering events or changes in circumstances occur, indicating that the carrying amount of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If triggering events or changes in circumstances occur, the impairment to be recognized is measured by the excess of the carrying amount over the fair value of the assets.

Fair Value of Financial Instruments - Financial instruments, other than short-term investments and debt obligations, that potentially subject the Company to interest and credit risk consist of cash and cash equivalents, certificates of deposit, accounts and other receivables, accounts payable and accrued expenses, the carrying value of which is a reasonable estimate of their fair values due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the debt obligations approximate fair value. The Company places its cash and cash equivalents with a limited number of high quality financial institutions which, at times, may exceed the amount of insurance provided on such deposits. Due to the soundness of the financial institution where cash and cash equivalents are held, management believes the risk of loss of amounts in excess of federally insured limits is limited.

Income Taxes - The Company uses the liability method of accounting for deferred income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Management's estimate regarding the realizability of the deferred tax assets in future years is based upon the weight of the available evidence that it is more likely than not (a likelihood of more than 50%) that a portion or all of the deferred tax assets would not be realized in future years. A valuation allowance is recognized, if based on the weight of available evidence, if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

The Company recognizes in its financial statements the financial effect of a tax position, if that position is more likely than not to be sustained upon examination, including resolution of any appeals or litigation processes, based upon the technical merits of the position. Tax positions related to the Company’s federal and state requirements have been reviewed, and management is of the opinion that material positions taken by the Company would more likely than not be sustained by examination. Accordingly, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

Revenue Recognition - The Company recognizes revenue when the customer takes title to the products and the related risks and rewards of ownership have transferred to the customer.

Advertising - The Company expenses advertising costs as incurred.

Research and Development - Research and development costs are charged to operations when incurred and are included in operating expenses.

Stock-based Compensation - The Company recognizes in its statement of operations the cost of employee services received in exchange for awards of equity instruments. The costs were based on their fair values at the time of the grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to employees.

Basic Net Income (Loss) per Share - Basic earnings per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted ASC Topic 260-10, Earnings per Share - Overall, and uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. Diluted loss per share is equal to basic loss per share as any possible dilutive instruments are anti-dilutive.

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

For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Good Earth, under the purchase method of accounting, and was treated as a recapitalization with Good Earth as the acquirer. Upon consummation of the Merger, the Company adopted the business plan and operations of Good Earth. The historical financial statements of Numbeer before the Merger will be replaced with the historical financial information of Good Earth before the Merger in all future filings with the SEC.

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

The Company has generated revenue from its operations from inception through June 30, 2013 of $444,441. As of the fiscal quarter ended June 30, 2013 we had $116,334 of cash on hand. We incurred operating expenses in the amount of $1,279,839 for the six months ended June 30, 2013 and $1,238,496 for the same period ended June 30, 2012. From inception to June 30, 2013, total operating expenses were $12,201,213. The operating expenses consist primarily of consulting expenses, salaries and wages, and professional fees.

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

Results of Operations

For the three months ended June 30, 2013 and June 30, 2012

Revenues

Net sales for the quarters ended June 30, 2013 and June 30, 2012 were $119,173 and $83,863 respectively. Operating expenses for the quarters ended June 30, 2013 and June 30, 2012 were $727,415 and $645,858, respectively. The sales increase for 2013 quarter as compared to the same time in 2012 was due to increase in quantities shipped

Cost of Sales

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

Gross Profit/(Loss)

The gross loss for the three months ended June 30, 2013 and 2012 was ($261,940) and $(118,859), respectively. The gross loss amount for 2013 and 2012 was a result of two major factors, production operated in a “build to order” basis which incurs a higher rate of direct labor cost per unit as well as the purchase of raw material parts and sub-assembly parts on a limited quantity basis without any benefit of volume purchase discounts. The increase in the three month period ended June 30, 2013 as compared to the same period end in 2012 was due to more quantities of vehicles shipped in the time period and additional direct labor expense associated with the production changes for the implementation of the new 2013 model vehicle.

Operating Expenses

Operating expenses are engineering, selling, marketing and administrative in nature and are principally salary and payroll associated expenses, travel, legal & professional, and advertising. Operating expenses for the three month period ended June 30, 2013 was $727,415 compared to $645,858 for the same period of 2012. The increases are a result of the higher professional fees incurred related to the merger transaction and stock compensation expense incurred during the three month period.

Loss from Operations

Loss from operations was ($989,355) for the three-month period ended June 30, 2013, compared to ($764,717) for the same period of 2012. The primary changes in the second quarter of 2013 as compared to the same period in 2012 was an increase of the stock compensation expense of $147,461 and professional fees of $90,964 which was partially offset by a decrease in the salary expense by $24,266. The decrease in salary expense was due to resignation of the former CEO in July 2012.

Other Income (expense)

Interest expense incurred for the quarter ended June 30, 2013 was $81,433 as compared to $44,166 for the quarter ended June 30, 2012. The large increase in interest expense was due to the increase in convertible debt incurred in April through August 2012. The interest on the convertible debt was incurred in the quarter ended June 30, 2012 for a smaller principal amount ($1,462,500) and only for a 75 day time period, whereas in the same time period in 2013 the full amount of principal of $1.75 million was outstanding for a full 91 day time period.

Net Loss

Net loss for the three month period ended June 30, 2013 was ($1,070,789) as compared to ($808,594) for the same period of 2012. The changes were due to increased stock compensation costs, legal/professional costs and interest expense.

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

Loss from Operations

Loss from operations was ($1,541,779) for the six month period ended June 30, 2013, compared to ($1,357,355) for the same period of 2012. The primary changes in the six month of 2013 as compared to the same period in 2012 was an increase of the stock compensation expense of $147,461 and professional fees of $135,986 which was partially offset by a decrease in the salary expense by $60,104.

Net Loss

Net loss for the six months period ended June 30, 2013 was ($1,690,326) as compared to ($1,411,061) for the same period of 2012. The changes were due to increased stock compensation costs, legal/professional costs and interest expense.

From the Inception Date of January 30, 2006 through June 30, 2013

The Company operated as a development stage enterprise since inception with total operating expenses incurred of $12,201,213 and an overall net loss of ($11,005,822) accumulated through June 30, 2013. Net revenues recorded from inception (January 31, 2006 through June 30, 2013) are $444,441. The Company began producing and shipping vehicles in small quantities in the first half of 2012 and has continued in that operation through the period of June 30, 2013.

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

For the six months ended June 30, 2013 and June 30, 2012 the Company used cash of $1,116,971 and $1,663,852 for operations and used $8,045,986 from inception. Such cash used and accumulated losses have resulted primarily from costs related to personnel, consulting and professional fees. For the six months ended June 30, 2013, the net cash provided by financing activities was $1,087,939 primarily from the sale of the Company’s common stock and receipts of cash from the proceeds of new short term notes payable and a convertible note.

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

 Changes in Internal Control over Financial Reporting

Management is aware that there is a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of June 30, 2013. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involved with general administrative and financial matters as well as board oversight of the financial reporting process.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

 Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

*	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMBEER, INC.
Date: September 4, 2013	By: /s/ JAMES R. EMMONS
Name: James R. Emmons
Title: President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer)

Exhibit Index

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

