Form 10-Q
period 2013-09-30
NUMBEER, INC.
filed 2013-11-20
CIK 1443157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

The number of shares outstanding of the Registrant's Common Stock as of November 19, 2013 was 8,437,059 shares of common stock, $0.001 par value, issued and outstanding.

Numbeer, Inc.

(A Development Stage Company)

Index to the Financial Statements

Contents	Page(s)

Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	4

Statements of Operations for the Nine Months Ended September 30, 2013 and 2012 and for the Period from January 30, 2006 (Inception) through September 30, 2013 (Unaudited)	5

Statements of Operations for the Three Months Ended September 30, 2013 and 2012 (Unaudited)	6

Statement of Stockholders’ Equity (Deficit) for the Period from January 30, 2006 (Inception) through September 30, 2013 (Unaudited)	7

Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and for the Period from January 30, 2006 (Inception) through September 30, 2013 (Unaudited)	8

Notes to the Financial Statements (Unaudited)	9-18

Numbeer, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash and Cash Equivalents	$35,515	$166,820
Prepaid expenses	0	5,650
Accounts Receivable	76,788	53,662
Raw Materials	87,412	138,245
Work in Progress	24,364	-

Total current assets	224,079	364,377
Property and Equipment
Leasehold Improvements	32,665	0
Office Furniture and Fixtures	126,186	110,737
Machinery and Equipment	85,149	95,869
Autos and Trucks	95,542	95,542
Accumulated Depreciation	(141,424)	(121,219)

Total Property and Equipment – Net	198,118	180,929

Deposits	6,200	6,200

Total assets	$428,397	$551,506

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,091,392	$215,671
Accrued Interest	365,558	197,825
Advance payment from customer	113,008	0
Short-term notes	175,000	0
Convertible Notes – Current Portion	1,280,000	750,000
Current Maturities of long-term debt	714,244	265,338

Total current liabilities	3,739,202	1,428,834

Convertible Notes Payable, less current maturities	1,669,010	1,919,010
Long-term debt, less current maturities	31,704	493,078

Total Long Term Liabilities	1,700,714	2,412,088

Total Liabilities	5,439,916	3,840,922

Commitments and Contingencies

Stockholders' equity (deficit)

Common stock: $0.001 par value: 75,000,000 shares authorized; 8,377,459 shares issued and outstanding at September 30, 2013 and $0.01 par value, 50,000,000 authorized, and 18,202,139 issued and outstanding at December 31, 2012	8,377	182,021
Additional paid-in capital	7,155,849	5,844,059
Deficit accumulated during the development stage	(12,175,745)	(9,315,496)

Total stockholders' equity (deficit)	(5,011,519)	(3,289,416)

Total liabilities and stockholders' equity (deficit)	$428,397	$551,506

See accompanying notes to the financial statements.

Numbeer, Inc.
(A Development Stage Company)
Statements of Operations
Unaudited

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	For the Period from January 30, 2006 (inception) through September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$222,885	$256,403	$548,153
Cost of Sales	(869,711)	(816,019)	(1,815,118)
Gross Profit/ (Loss)	(646,826)	(559,616)	(1,266,965)

Operating expenses
Professional fees	217,344	64,400	652,904
Compensation	873,635	944,970	3,000,047
Stock based compensation expense	295,955	0	2,012,443
Research & Development	35,265	52,857	1,245,550
Other operating expenses	562,083	815,490	5,994,712

Total operating expenses	1,984,282	1,877,717	12,905,656

Loss from operations	(2,631,108)	(2,437,333)	(14,172,621)

Other Income and expense
Interest income	18	536	41,315
Other Income	-	-	2,750,563
Interest expense	(229,159)	(162,345)	(795,002)

Total Other Income and Expense	(229,141)	(161,809)	1,996,876

Net loss	$(2,860,249)	$(2,599,142)	$(12,175,745)

Net loss per common share:
- Basic and diluted	$(.20)	$(.17)	$(.88)

Weighted average common shares outstanding
- basic and diluted	14,028,082	15,650,899	13,865,773

See accompanying notes to the financial statements.

Numbeer, Inc.
(A Development Stage Company)
Statements of Operations
Unaudited

	For the Three	For the Three
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2013	2012
	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$103,712	$172,540
Cost of Sales	(488,598)	(613,297)
Gross Profit (Loss)	(384,886)	(440,757)

Operating expenses
Professional fees	52,968	36,010
Compensation expense	320,231	331,462
Stock based compensation expense	148,494	0
Research & Development	11,523	9,527
Other operating expenses	171,227	262,222

Total operating expenses	704,443	639,221

Net Loss from operations	(1,089,329)	(1,079,978)

Other Income and Expense
Interest Income	0	78
Other Income	0
Interest expense	(80,594)	(108,181)

Total Other Income and Expense	(80,594)	(108,103)

Net loss	(1,169,923)	(1,188,081)

Net loss per common share:
- Basic and diluted	$(.14)	$(.07)

Weighted average common shares outstanding
- basic and diluted	8,367,529	16,116,098

 See accompanying notes to the financial statements.

Numbeer, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from January 30, 2006 (Inception) through September 30, 2013
(Unaudited)

	Shares	Capital Stock	Additional Paid-in Capital	Deficit Accumulated During The Development Stage	Total Stockholders’ Equity (Deficit)

Balance, January 30, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock, January 2006	11,362,500	113,625	970,236	-	1,083,861

Issuance of common stock, July 2007	40,000	400	99,600	-	100,000

Issuance of common stock, January 2008	255,000	2,550	8,925	-	11,475

Issuance of common stock, June 2008	200,000	2,000	498,000	-	500,000

Issuance of common stock, October 2008	1,038,598	10,386	(10,386)	-	-

Issuance of common stock, April 2009	720,000	7,200	(7,200)	-	-

Conversion of notes payable to common stock, July 2010	1,500,000	15,000	597,099	-	612,099

Issuance of common stock, September 2010	500,000	5,000	245,000	-	250,000

Stock - based compensation expense, 2010	-	-	1,113,372	-	1,113,372

Warrants issued with debt			248,268		248,268

Net loss, January 30, 2006 through December 31, 2010	-	-	-	(5,212,366)	(5,212,366)

Balance, December 31, 2010	15,616,098	156,161	3,762,914	(5,212,366)	(1,293,291)

Stock - based compensation expense	-	-	574,343	-	574,343

Net loss	-	-	-	(474,207)	(474,207)

Balance, December 31, 2011	15,616,098	156,161	4,337,257	(5,686,573)	(1,193,155)

Conversion of notes payable to common stock, April 2012	400,000	4,000	196,000		200,000

Conversion of notes payable to common stock, December 2012	200,000	2,000	98,000		100,000

Conversion of warrants to common stock	100,000	1,000	-		1,000

Issuance of common stock, September 2012	833,333	8,333	491,667		500,000

Issuance of common stock, November 2012	833,333	8,333	491,667		500,000

Issuance of common stock, December 2012	219,375	2,194	107,494		109,688

Warrants issued with debt			93,201		93,201

Stock - based compensation expense			28,773	-	28,773

Net loss accumulated during the development stage	-	-	-	(3,628,923)	(3,628,923)

Balance, December 31, 2012	18,202,139	$182,021	$5,844,059	$(9,315,496)	$(3,289,416)

Issuance of common stock, January 2013	250,000	2,500	147,500		150,000

Issuance of common stock, January 2013	18,750	188	11,063		11,251

Issuance of common stock, January 2013	500,000	5,000	295,000		300,000

Issuance of common stock, January 2013	333,333	3,333	196,667		200,000

Record merger transaction May, 2013	1,504,998	(192,444)	208,384		15,940

Record change in par value from $0.01 to $0.001		20,211	(20,211)		0

Record share exchange per merger agreement, 1: .3973333	(12,541,023)	(12,541)	12,541		0

Issuance of common stock, June 2013	99,332	99	149,901		150,000
Issuance of common Stock, September 2013	9,930	10	14,990		15,000

Stock - based compensation expense, June 2013			147,461		147,461
Stock - based compensation expense, Sept 2013			148,494		148,494

Net Loss	-	-	-	(2,860,249)	(2,860,249)

Balance, September 30, 2013 at $0.001 par value	8,377,459	$8,377	$7,155,849	$(12,175,745)	$(5,011,519)

See accompanying notes to the financial statements.

Numbeer, Inc.
(A Development Stage Company)
Statements of Cash Flows
Unaudited

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	For the Period from June 30, 2006 (inception) through September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss accumulated
during the development stage	$(2,860,249)	$(2,599,142)	$(12,175,745)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation and amortization	20,205	20,349	160,467
Gain on sale of assets			(563)
Impairment of long-lived assets			41,777
Loss on related party indebtedness			150,741
Stock-based compensation expense	295,955		2,012,443
Accreted interest		40,838	272,578
Changes in operating assets and liabilities			-
Accounts receivable	(23,126)	(136,838)	(76,787)
Accounts receivable - related party		20,000	(250,000)
Inventory	26,469	(162,971)	(111,776)
Prepaid expenses	5,650		0
Accounts payable and accrued expenses	875,721	174,751	1,091,392
Accounts payable - related party			99,259
Advance payment from customer	113,008		113,008
Accrued interest	167,733	77,341	365,557
			-
Net cash used in operating activities	(1,378,634)	(2,565,672)	(8,307,649)

Cash flows from investing activities:
Proceeds from maturity of certificate of deposit			25,000
Purchase of certificate of deposit			(25,000)
Purchase of property and equipment	(37,394)	(62,678)	(364,511)
Proceeds from sale of equipment			9,520
Deposits		(36,087)	(6,200)
Purchases of patents and trademarks			(44,808)

Net cash used in investing activities	(37,394)	(98,765)	(405,999)

Cash flows from financing activities:
Proceeds from convertible notes payable	280,000	2,000,000	3,568,878
Payments on notes payable		(250,000)	(250,000)
Proceeds from short term notes	175,000		175,000
Proceeds from long-term debt		600,000	1,396,114
Payments on long-term debt	(12,468)	(11,621)	(39,044)
Issuance of common stock	842,191	501,000	3,897,215
Warrants exercised for common stock			1,000

Net cash provided by financing activities	1,284,723	2,839,379	8,749,163

Change in cash and cash equivalents	(131,305)	174,942	35,515

CASH AND CASH EQUIVALENTS, beginning of period	166,820	350,310	-

CASH AND CASH EQUIVALENTS, end of period	$35,515	$525,252	$35,515

See accompanying notes to the financial statements.

Numbeer, Inc.
(A Development Stage Company)
September 30, 2013 and September 30, 2012
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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Liquidity

Historically, the Company has been dependent on debt and equity raised from individual investors to sustain its operations. The Company’s product has not sold sufficient number of units to generate significant revenue. The Company operated as a development stage enterprise since inception with total operating expenses incurred of $12,905,656 and an overall net loss of ($12,175,475) accumulated through September 30, 2013. Net revenues recorded from inception (January 31, 2006 through September 30, 2013) are $548,153.  These conditions raise substantial doubt about its ability to continue as a going concern. The Company’s December 31, 2012, fiscal year end, audited financial statements contain a “going concern” opinion by our auditors.  Based on the Company’s recurring losses from operations, negative cash flows from operating activities, and a working capital deficit and total stockholders’ deficit at December 31, 2012, the auditor’s opinion expresses substantial doubt about our ability to continue as a going concern. Management plans include seeking additional equity investments from private individuals as well as fund managers with a stated focus of investing in small public companies like the Company, private equity type firms, and venture capital firms.

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

Impairment of Long-lived Assets

The Company reviews the carrying value of long-lived assets for impairment whenever triggering events or changes in circumstances occur, indicating that the carrying amount of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If triggering events or changes in circumstances occur, the impairment to be recognized is measured by the excess of the carrying amount over the fair value of the assets. During 2012, a review of the balance of the intangible assets concluded these assets were obsolete and had no future value. Therefore, the Company charged the remaining unamortized balance, $14,893, to expense. There were no impairment losses recognized in 2011 associated with the Company’s long-lived assets. There were $41,777 of impairment losses associated with its patents and trademarks for the period from inception (January 30, 2006) to September 30, 2013.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was $9,046 and $9,861 for the three months ended September 30, 2013 and September 30, 2012, respectively. The amounts expensed for the nine months ended September 30, 2013 and September 30, 2012 was $14,098 and $52,259, respectively. The amounts charged for the period from inception (January 30, 2006) to September 30, 2013 was $94,899.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The research and development expenses were $11,523 and $9,527 for the three months ended September 30, 2013 and September 30, 2012, respectively. The amounts charged for the nine months ended September 30, 2013 and September 30, 2012 was $35,265 and $52,857, respectively. The amounts charged for the period from inception (January 30, 2006) to September 30, 2013 amounted to $1,245,550.

Stock-based Compensation

The Company recognizes in its statement of operations the cost of employee services received in exchange for awards of equity instruments.  The costs were based on their fair values at the time of the grant.  The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to employees. Stock based compensation recognized for the period from inception (January 30, 2006) to September 30, 2013 was $2,012,443. The stock based compensation expense for the nine months ended September 30, 2013 and September 30, 2012 was $295,955 and $0, respectively. The stock based expense for the three months ended September 30, 2013 and September 30, 2012 was $148,494 and $0, respectively.

Notes Payable

Short-term debt – During May 2013 through the June 30, 2013 time period, the Company received advances/loans in the amount of $25,000 from a shareholder and $110,000 from one of the executive officers of the Company. Both notes mature in May 2014 and accrue interest at the annual percentage rate of 8% payable at maturity. The notes are unsecured. An additional $40,000 was advanced to the Company by an executive officer of the Company during the period of July 1, 2013 through September 30, 2013. This note bears interest at the rate of 8%, is unsecured, and matures September 3, 2014.

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

Convertible Notes Payable –

Convertible senior secured note payable to a stockholder issued jointly with Good Earth Electric Propulsion Systems, LTD originally due November 30, 2012. The note accrues interest quarterly at LIBOR plus 2% (2.56% at December 31, 2011) and is secured by all assets of the Company. No interest shall be paid until six months after the Company is profitable. Any portion of the unpaid principal and interest can be converted into shares of common stock at a conversion price equal to $2.50 per share. This note was renewed, extended, and modified as of April 1, 2012 with new terms as follows: Promissory note totaling $750,000, payable to a stockholder, with a stated interest rate of 8%, convertible to common stock at the rate of $.50 per share, due on or before December 31, 2013. The note can be extended to March 31, 2014 at the option of the Company which was exercised and formally extended to March 31, 2014.  The note is secured by a pledge of the Company’s intellectual property and fixed assets.

A series of notes payable from the period of April to July 2012 aggregating $1,750,000 less accreted interest of $80,990, payable to multiple unrelated parties, bearing interest at 8%. The Company paid quarterly interest payments through December 31, 2012 on the notes. Effective March 31, 2013, the holders of the notes consented to extend the date on  which quarterly interest payments re-commence to January 1, 2014. The accrued interest due on these convertible notes was $106,167 as of September 30, 2013. No principal payments have been applied on any of the convertible notes as of September 30, 2013. The notes are convertible into common stock at the rate of $.50 per share  with warrants attached to purchase 3,500,000 shares of common stock at the rate of $.50 per share. The fair value assigned to the warrants at issuance was $93,201 and $12,211. The accreted interest expense was recorded in the statement of operations for the year ended December 31, 2012. The notes mature on March 31, 2017 and are secured by the Company's accounts receivable and inventory.

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

A convertible note payable to a stockholder dated June 28, 2013 in the amount of $150,000 accruing interest at the rate of 8% due at maturity, June 28, 2014. The note can be converted at the rate of $.60 per share with warrants attached to purchase 125,000 shares of common stock at the rate of $.80 per share. There was no value assigned to the warrants at issuance. The warrants expire June 28, 2018.

A convertible note payable to a stockholder dated September 26, 2013 in the amount of $130,000 accruing interest at the rate of 8% due at maturity, September 26, 2014. The note can be converted at the rate of $.60 per share with warrants attached to purchase 108,333 shares of common stock at the rate of $.80 per share. There was no value assigned to the warrants at issuance. The warrants expire September 26, 2018.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or September 30, 2012.

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

There were no potentially dilutive common shares outstanding for the interim period ended September 30, 2013 or September 30, 2012.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at September 30, 2013, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On May 17, 2013 the Company’s Board of Directors (“the Board”) and the holders of a majority of the Company’s outstanding Common Stock approved Amended and Restated Articles of Incorporation (the “Amendment”) to (1) increase its authorized capital stock to 110,000,000 shares, of which 100,000,000 will be designated Common Stock, $0.001 par value, and 10,000,000 will be designated Preferred Stock, $0.001 par value, (2) effect a forward split such that every one share of Common Stock issued and outstanding immediately prior to filing of the Amendment will be converted into that number of shares of Common Stock obtained by dividing each share of Common Stock by 0.39733333, (3) change the name of the Company to “Good Earth Energy Conservation, Inc.” and (4) authorize the Board to provide for the issuance of shares of Preferred Stock in series and, by filing a certificate pursuant to the Nevada Revised Statutes, to establish from time to time the number of shares to be included in each such series, and to fix the designation, power, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. The Amendment will be filed and effective twenty (20) days after the Company mails an Information Statement pursuant to Section 14(c) of the Exchange Act to its shareholders relating to the Amendment.

On September 26, 2013 the Company filed a preliminary Information Statement (Schedule 14C) with the Securities and Exchange Commission (“SEC”) to notify its shareholders that the Company’s Board and shareholders holding a majority of the outstanding voting capital stock have authorized the Amendment.  The preliminary Information Statement is still in review process with the SEC.  Once the review is completed, the Company will file the Amended Articles with the Nevada Secretary of State twenty (20) days after the definitive Information Statement is mailed to the Company’s shareholders.

The change of the Company’s name to “eFLEETS Corporation” will better reflect the Company’s business plan following its reverse acquisition of Good Earth Energy Conservation, Inc. on May 22, 2013.

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

On June 7, 2013 the Company sold units consisting of 99,332 shares at a price of $1.51 per share and warrants to purchase 49,667 shares at an exercise price of $2.01 per share, for total consideration of $150,000.

On September 11, 2013 the Company sold units consisting of 9,930 shares at a price of $1.51 per share and warrants to purchase 4,967 shares at an exercise price of $2.01 per share, for total consideration of $15,000.

Note 5 - Related Party Transactions

The Company had transactions with the following related parties, who are all shareholders of the Company evidenced by the following:

Unsecured promissory note owing to a stockholder, New September, LLC in the amount of $250,000 dated December 19, 2011, bearing interest at 8% per annum, payable annually, with a maturity date of December 18, 2013, and associated warrants for the purchase of 250,000 shares of Common Stock at an exercise price of the lower of $1.00 per share or the price of a share of Common Stock on the date of exercise of the warrant, subject to a floor of $.50 per share, and expiring on December 19, 2016.

Unsecured promissory note owing to a stockholder, New September, LLC, in the amount of $250,000 dated February 3, 2012, bearing interest at 8% per annum, payable annually, with a maturity date of February 3, 2014, and associated warrants for the purchase of 250,000 shares of Common Stock at an exercise price of $.50 and expiring on February 3, 2017.

Unsecured promissory note owing to a stockholder, New September, LLC, in the amount of $100,000 dated April 1, 2012, bearing interest at 8% per annum, payable semi-annually, with a maturity date of March 31, 2014.

Unsecured promissory note owing to a stockholder, Perkins Revocable Trust, 1991, in the amount of $100,000 dated February 10, 2012, bearing interest at 8% per annum, payable annually, with a maturity date of February 10, 2014, and associated warrants for the purchase of 100,000 shares of the Company’s Common Stock at an exercise price of $.50, and expiring on February 9, 2017.

Unsecured convertible promissory note owing to a stockholder, New September, LLC, in the amount of $250,000 dated August 15, 2012, bearing interest at 8% per annum, payable annually with a maturity date of August 15, 2014, and convertible into shares of Common Stock at the rate of $.65 per share, and associated warrants for the purchase of 96,154 shares of the Company’s Common Stock at an exercise price of $.75 per share.

Secured convertible promissory note, owing to a stockholder, Zeus Corp., in the amount of $750,000 originally dated November 30, 2007, which was renewed, extended and modified as of April 1, 2012. The note bears interest at 8% per annum, principal is payable on March 31, 2014, convertible into shares of Common Stock at the rate of $.50 per share, and secured by all of the fixed assets and intellectual property of the Company.

In February 2009 the Company entered into a license agreement, subsequently, amended on September 2, 2009 with Robert C. Winkelman, then, a shareholder of  the Company. The license Agreement provided for the payment of royalties to the related party based on sales generated by the use of the patents. The patents were never used by the Company and the license agreement expired for failure by the Company to utilize the patents. Mr. Winkelman is no longer a related party.

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

During May 2013 through the June 30, 2013 time period, the Company received advances/loans in the amount of $25,000 from a shareholder and $110,000 from one of the executive officers of the Company. Both notes mature in May 2014 and accrue interest at the annual percentage rate of 8% payable at maturity. The notes are unsecured. An additional $40,000 was advanced to the Company by an executive officer of the Company during the period of July 1, 2013 through September 30, 2013. This note bears interest at the rate of 8%, is unsecured, and matures September 3, 2014.

On June 28, 2013 the Company issued a convertible note payable to a stockholder in the amount of $150,000.  The note matures on June 28, 2014 and accrues interest at the annual rate of 8%.  The note can be converted into common stock of the Company at the rate of $.60 per share and has warrants attached for the purchase 125,000 shares of common stock at the rate of $.80 per share.  No value was assigned to the warrants at issuance.  The warrants expire on June 28, 2018.

On September 26, 2013 the Company issued a convertible note payable to a stockholder in the amount of $130,000.  The note matures on September 26, 2014 and accrues interest at the annual rate of 8%.  The note can be converted into common stock of the Company at the rate of $.60 per share and has warrants attached for the purchase of 108,333 shares of common stock at the rate of $.80 per share.  No value was assigned to the warrants at issuance.  The warrants expire on September 26, 2018.

Note 6 - Subsequent Events

Management of the Company determined that the following subsequent events were required to be disclosed:

On October 16, 2013 the Company issued a convertible note payable to a stockholder in the amount of $20,000.  The note matures on October 16, 2014 and accrues interest at the annual rate of 8%.  The note can be converted into common stock of the Company at the rate of $.60 per share and has warrants attached for the purchase of 16,667 shares of common stock at the rate of $.80 per share.  No value was assigned to the warrants at issuance.  The warrants expire on October 16, 2018.

On October 29, 2013 the Company issued a convertible note payable to a stockholder in the amount of $100,000.  The note matures on October 29, 2014 and accrues interest at the annual rate of 8%.  The note can be converted into common stock of the Company at the rate of $.60 per share and has warrants attached for the purchase of 83,333 shares of common stock at the rate of $.80 per share.  No value was assigned to the warrants at issuance.  The warrants expire on October 29, 2018.

On November 8, 2013 the Company sold units consisting of 59,600 shares at a price of $1.51 per share and warrants to purchase 29,800 shares at an exercise price of $2.01 per share, for total consideration of $90,000. The warrants expire on November 8, 2018.

On November 13, 2013 the Company issued a convertible note payable to a stockholder in the amount of $75,000.  The note matures on November 13, 2014 and accrues interest at the annual rate of 8%.  The note can be converted into common stock of the Company at the rate of $.60 per share and has warrants attached for the purchase of 62,500 shares of common stock at the rate of $.80 per share.  No value was assigned to the warrants at issuance.  The warrants expire on November 13, 2018.

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

Critical Accounting Policies and Estimates

The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

We principally generate revenue from selling our products to fleets of cities, airports and universities/colleges. The Company has delivered and/or sold its vehicles to the fleets of the Cities of Seattle and Vancouver, Washington; Santa Monica, Berkeley, and San Rafael, California; Clayton Missouri; Chattanooga, Tennessee; and several other cities around the United States; to the Northern Virginia Community College system; and to the San Francisco International Airport. We have performed demonstrations of the FireFly® ESV for the authorities of the Port of Long Beach and Lowe’s Home Centers distribution centers, which we have identified as a potential source of future revenue.

The Company has received sales orders for a total of 59 FireFly® ESVs through September 30, 2013.  The sales orders representing the 59 vehicles are spread across several market segments as shown below and were all sold at the MSRP plus additional options:

•     Parking enforcement – 47 units
•     Airport Security/Patrol – 4 units
•     Universities/Colleges – 8 units

The Company has generated revenue from its operations from inception through September 30, 2013 of $548,153. As of the quarter ended September 30, 2013 we had $35,515 of cash on hand. We incurred operating expenses in the amount of $1,984,282 for the nine months ended September 30, 2013 and $1,877,717 for the same period ended September 30, 2012. From inception to September 30, 2013, total operating expenses were $12,905,656. The operating expenses consist primarily of consulting expenses, salaries and wages, and professional fees.

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

Results of Operations

For the three months ended September 30, 2013 and September 30, 2012

Revenues

Net sales for the quarters ended September 30, 2013 and September 30, 2012 were $103,712 and $172,540 respectively.  Operating expenses for the quarters ended September 30, 2013 and September 30, 2012 were $704,443 and $639,221, respectively. The sales decrease for 2013 quarter as compared to the same time in 2012 was due to a decrease in quantities shipped. For the quarter ended September 30, 2013, the Company shipped 4 vehicles as compared to 7 vehicles for the same three month period in 2012.

Cost of Sales

Cost of sales for the three months ended September 30, 2013 and 2012 was $488,597 and $613,297, respectively. The bulk of the decreases in Cost of Sales are attributed to the write off of obsolete inventory and tooling in the amount of $144,994 for the quarter ended September 30, 2012. In addition, the Company adjusted the September 30, 2013 inventory value downward by recording a $214,594 charge to cost of sales in order to account for the estimated realizable value. As noted below, this is due to purchasing inventory on the “build to order” basis which results in a much higher cost. If the non-recurring expense (obsolete inventory and tooling) and the one-time charge to cost of goods sold for inventory value adjustment, were deducted from the cost of sales for the September 30, 2012 and September 30, 2013, quarter end respectively, the net cost of sales amount would be $468,303 and 274,004 which is comparable on an average unit cost of $68,501 for the three month period ended September 30, 2013 as compared to $66,900 for the three month period ended September 30, 2012. These costs include the cost of materials, direct labor, and associated overhead costs. This initial production has been on a “build to order” basis rather than a “build to stock” basis, the latter method being required for production to achieve gross margin targets of 45% to 48% of sales. The Company has been forced to operate on the “build to order” basis due to its consistent lack of capital. Upon implementation of this method of production, the utilization of assembly labor can be maximized along with the acquisition of parts and sub-assembly parts resulting in a much lower cost per vehicle, thus realizing our target gross margins.

Gross Profit/(Loss)

 The gross loss for the three months ended September 30, 2013 and 2012 was ($384,886) and $(440,757), respectively. The gross loss amount for 2013 and 2012 was a result of two major factors, production operated in a “build to order” basis which incurs a higher rate of direct labor cost per unit as well as the purchase of raw material parts and sub-assembly parts on a limited quantity basis without any benefit of volume purchase discounts. As noted above, the Company currently purchases inventory on a build to order basis thus incurring much higher cost per unit as compared to purchasing on a volume discount basis; therefore, the Company adjusted the September 30, 2013 inventory value downward by recording a $214,594 charge to cost of sales in order to account for the estimated realizable value. The decrease in the three month period ended September 30, 2013 as compared to the same period end in 2012 was due to fewer quantities of vehicles shipped in the time period after accounting for the non-recurring charges for the obsolete inventory and tooling.

Operating Expenses

Operating expenses are engineering, selling, marketing and administrative in nature and are principally salary and payroll associated expenses, travel, legal & professional fees and expenses, and advertising. Operating expenses for the three month period ended September 30, 2013 was $704,443 compared to $639,221 for the same period of 2012. The increases are a result of the higher professional fees incurred related to the merger transaction and stock compensation expense incurred during the three month period.

Loss from Operations

Loss from operations was ($1,089,329) for the three-month period ended September 30, 2013, compared to ($1,079,978) for the same period of 2012. The primary changes in the third quarter of 2013 as compared to the same period in 2012 was an increase of the stock compensation expense of $148,494 and a decrease in consulting expense by $89,784, the non-recurring charges for obsolete inventory and tooling of $144,994, and the charge to cost of sales for the inventory value adjustment.

Other Income (expense)

Interest expense incurred for the quarter ended September 30, 2013 was $80,594 as compared to $108,181 for the quarter ended September 30, 2012.  The large decrease in interest expense for the September 30, 2013 quarter as compared to the same period in 2012 was due to a one-time charge for accreted interest related to convertible notes and warrants that was booked in September 2012.

Net Loss

Net loss for the three month period ended September 30, 2013 was ($1,169,923) as compared to ($1,188,081) for the same period of 2012. The changes were due to non-recurring charges in 2012 time period for obsolete inventory and tooling charges as well as other one-time charges related to the issuing of new convertible notes and attached warrants during 2012.

For the Nine months ended September 30, 2013 and September 30, 2012

Revenues

Net sales for the nine months ended September 30, 2013 were $222,885 as compared to the same nine month period in 2012 of $256,403. During the nine month period the Company shipped one less vehicle in 2013 versus the same period in 2012. The sale price per vehicle increased over $2,000 in 2013 due to the increased level of sales for vehicle options such as air-conditioning and the new extended range feature.

Cost of Sales

Cost of Sales for the nine months ended September 30, 2013 and 2012 was $869,711 and $816,019, respectively. The increases from 2012 to 2013 are due to a non-recurring charge of the write-off of obsolete inventory and tooling that occurred within the first nine months of 2012 and a one-time charge for the quarter ended September 30, 2013 to cost of sales to adjust inventory values to estimated realizable value.

Gross Profit/ (Loss)

The gross loss for the nine months ended September 30, 2013 and 2012 was ($646,826) and ($559,616) respectively. The increase in the gross loss from 2012 to 2013 is primarily attributed to the one-time charge for obsolete inventory and tooling that did not occur in the first nine months of 2013 and the one-time charge that occurred in the quarter ended September 30, 2013 to cost of sales to adjust inventory values to estimated net realizable value.. The gross loss amount for 2013 and 2012 was a result of two major factors, production operated in a “build to order” basis which incurs a higher rate of direct labor cost per unit as well as the purchase of raw material parts and sub-assembly parts on a limited quantity basis without any benefit of volume purchase discounts, thus creating higher material costs per unit.

Loss from Operations

 Loss from operations was ($2,631,108) for the nine month period ended September 30, 2013, compared to ($2,437,333) for the same period of 2012. The primary changes in the nine months of 2013 as compared to the same period in 2012 was an increase of the stock compensation expense of $295,955 along with the one-time charge of $214,594 to cost of sales to adjust for inventory valuation and a decrease in consulting expense by $248,282 and write-off of obsolete inventory and tooling of $144,994.

Net Loss

Net loss for the nine months period ended September 30, 2013 was ($2,860,249) as compared to ($2,599,142) for the same period of 2012. The changes were due to increased stock compensation costs, interest expense, and professional fees, cost of sales offset by reductions in consulting expenses.

From the Inception Date of January 30, 2006 through September 30, 2013

The Company operated as a development stage enterprise since inception with total operating expenses incurred of $12,905,656 and an overall net loss of ($12,175,745) accumulated through September 30, 2013. Net revenues recorded from inception (January 31, 2006 through September 30, 2013) are $548,153. The Company began producing and shipping vehicles in small quantities in the first half of 2012 and has continued in that operation through the period of September 30, 2013.

Capital Expenditures

Total capital equipment purchases for the nine months ended September, 2013 were $37,394 as compared to $62,678 for the same period in 2012. The 2012 purchases were the result of higher than normal acquisition of new molds for various parts. Many of these molds were consumed throughout the 2012/2013 calendar year and charged to cost of sales in the third quarter of 2012.

Liquidity and Capital Resources

We have funded our past operations through the private placement of debt and equity securities with outside investors. The funds have been exclusively used to complete the research and development phase of the Company and deliver a production vehicle to the market.

For the nine months ended September 30, 2013 and September 30, 2012 the Company used cash of $1,378,634 and $2,565,672, respectively, for operations and used $8,307,649 from inception. Such cash used and accumulated losses have resulted primarily from costs related to personnel, consulting and professional fees. For the nine months ended September 30, 2013, the net cash provided by financing activities was $1,284,723 primarily from the sale of the Company’s common stock and receipts of cash from the proceeds of new short term notes payable and convertible notes.

 The Company estimates $1,750,000 is needed over the next 12 months to fund our operations including the servicing of $2,750,000 of convertible debt, funding the marketing plan, and paying its general obligations such as accounts payable. The Company paid quarterly interest payments through December 31, 2012 on $1,750,000 in original principal amount of secured convertible promissory notes due March 31, 2017. Effective March 31, 2013, the holders of those notes consented to extend the date on which quarterly interest payments re-commence to January 1, 2014. The accrued interest due on these convertible notes was $106,167 as of September 30, 2013. No principal payments have been applied on any of the convertible notes as of September 30, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective. The Company’s principal executive officer and principal financial officer has determined that there are material weaknesses in our disclosure controls and procedures as follows:

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

Changes in Internal Control over Financial Reporting

Management is aware that there is a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of September 30, 2013. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involved with general administrative and financial matters as well as board oversight of the financial reporting process.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

NUMBEER, INC.

Date: November 19, 2013	By:	/s/ JAMES R. EMMONS
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

