Form 10-K
period 2013-12-31
eFleets Corp
filed 2014-04-16
CIK 1443157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________________________

Commission file number 000-54357

eFLEETS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	26-2374319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7660 Pebble Drive

Fort Worth, Texas 76118

(Address of principal executive offices)

(817) 616-3161

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  ☐ Yes   ☑    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐        No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑    Yes         ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) ☐ Yes   ☑     No

As of June 28, 2013, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the last sales price of our common stock of $1.51 was approximately $2,013,285. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of April 12, 2014 was 8,569,508.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above under “Risk Factors,” and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this current report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this current report, except as required under applicable securities laws.

PART I

ITEM 1. BUSINESS

Business Overview

We are a Fort Worth, Texas based corporation that is focused on the design, development and manufacturing of an all-electric fleet vehicle for the essential services market. Our all-electric vehicles are designed for use in traffic control/parking enforcement, security, small package delivery, military, maintenance, airport services, warehouses, and other comparable utility applications. Our electric vehicles offer a zero-emission, high performance, low-maintenance and affordable alternative to specifically meet the needs of fleet vehicles in the essential services market. We have focused on developing unique technology for our battery management and integrated drive system, which maximizes energy efficiency to satisfy the needs of our customers.

We recently began commercial deliveries of our FireFly® ESV, which was developed in collaboration with several cities in California and Washington for use in traffic control/parking enforcement. The collaborative effort involved our providing parking enforcement departments of these municipalities with a prototype vehicle created by us for fleet personnel to test drive and operate. We collected individual responses and recommendations from these fleet personnel, which were subsequently analyzed and evaluated by our engineering group, with the results incorporated into the final design of the Firefly® ESV. This collaboration occurred over a period of two years, from January 2009 through December 2011, and cost approximately $3,000,000. To date, the FireFly® ESV has been deployed in Seattle, Washington, Santa Monica, California, Clayton, Missouri, Roanoke, Virginia, San Francisco, California, and Chattanooga, Tennessee.

Our business does not depend on one customer or any particular group of customers. As of December 31, 2013, we have shipped 26 Firefly® ESV vehicles to a total of ten different customers, including cities, airports and universities, through our dealers located in Long Beach, California, Seattle, Washington, Minneapolis, Minnesota, Frederick, Maryland, and San Francisco, California. As of December 31, 2013, we had total open sales orders (“sales order backlog”) from our dealer network for delivery to various cities, airports, and universities throughout the United States for 33 vehicles, aggregating a total dollar value of $977,729 in sales.

Business Strategy

Our management has identified the following important global trends in the electric utility vehicle industry.:

•	Increased cost of gasoline and other fuels
•	Economic pressures resulting from the global economic downturn – increased demand for reduced prices and lower operating costs
•	Gasoline shortages and high costs of gasoline in some developing countries
•	Increased awareness that vehicles using fossil fuels contribute to pollution and global warming
•	Government regulations in many countries for reduction in greenhouse gases, and incentives for “green solutions” to abate or resolve problems causing degradation of the earth's environment, ecosystem, or natural resources
•	United States (federal and state) and European regulations mandating the use of electric and alternative fuel vehicles
•	Increased consumer awareness of security issues resulting from the world’s dependence on fossil fuels, in addition to environmental concerns
•	Technological advances in batteries, sensors and infrastructure

Needs of the Essential Services Market

Based on data collected from the direct input from fleet managers from several municipalities in California, Washington and New York, management anticipates that there is a market demand for a utility electric vehicle that can provide the following capabilities consistently:

•	35 to 45 mph
•	a minimum range of 60 miles per charge
•	Access from the left or right side of the vehicle via sliding “mini-van” type doors – for tire marking and ticket distribution
•	Short turning radius and maneuverability in tight spaces and for double parking while ticketing parking offenders
•	Low maintenance, high durability construction
•	Electronic vehicle performance monitoring system

•	Ergonomically designed interior for user comfort and ease of operation
•	Customer driven customer service and support function
•	Base pricing of $25,000 to $30,000 per unit

Target Markets in the Essential Services Market

Parking Enforcement (Municipalities and Universities). The initial design of the Firefly® ESV is specific to the parking enforcement (municipalities and universities) application. The former leader in this market was the GO-4 Interceptor, a gasoline-powered vehicle manufactured in Canada by Westward Industries Ltd., which has dominated the market since the early 1990’s. However, in May 2011 the manufacturer discontinued operations and shut its factory. In February 2012 the assets of Westward Industries Ltd. were purchased by a group who are actively marketing a 2013 model of the GO-4 Interceptor in the United States and Canada. This void created the need for a new vehicle that meets the needs of this customer base and provides an estimated annual savings of $10,000 in operating and maintenance costs. Other vehicle sizes and configurations (Segway vehicles, automobiles, full-size trucks) have been tested in the various city fleets for this application but have encountered functionality problems and user objections or do not meet low emissions standards that are being requested, as reported by fleet managers.

Port Terminal Operators. The following are the major ports located in the United States:

Boston, MA	San Diego, CA
Newark/NY	Los Angeles/Long Beach, CA
Charleston, SC	Point Hueneme, CA
Galveston/Corpus Christi, TX	San Francisco, CA
Mobile, AL	Portland, OR
New Orleans, LA	Seattle, WA

Each port is managed by a terminal operator, such as Maersk, Cosco, and Ports of America, that is responsible for the off-loading and loading of containers. Part of the function of these operators is to verify the containers with shipping manifests. These functions are performed by individuals employed by the port authority who drive from the operations center where they are dispatched to the ships. Each employee typically drives a small, gas burning pickup truck such as a Toyota Tacoma, Ford Ranger or Chevy S10 approximately 70 to 100 miles per day in short round trips to and from the ships. An example of one such fleet is the Port of Los Angeles/Long Beach, which is comprised of approximately 700 vehicles of this type, running two shifts per day. Our vehicles can travel 90 plus miles on one full charge which requires approximately four to six hours for a vehicle to fully charge.

Local and Urban Delivery. Worldwide and national logistics and delivery companies such as UPS, FedEx and the United States Postal Service have all identified “green initiatives” as part of their corporate strategies. We have not entered into any agreements with FedEx or UPS for the purchase of its vehicles.

The USPS has over 200,000 vehicles in its fleet, of which the majority consists of parcel delivery models for which our management believes its vehicle is a potential replacement. The Department of Defense is another potential customer for the FireFly® ESV. Many military installations require a vehicle that can function as a utility vehicle in the maintenance, flight line, and transportation applications. We have not entered into any agreements with USPS or DOD for the purchase of its vehicles.

Our Vehicles

We currently produce one model of the Firefly® ESV, which can be configured with a fully enclosed cargo van or with an enclosed cab, rather than the standard open pickup bed. Additionally, other configurations are available for passenger and utility applications. The primary features of the Firefly® ESV include:

•	Fully electric

Zero emissions

Low operating and maintenance costs (estimated less than 2 cents per mile)

Lithium iron phosphate battery pack (estimated 5 year battery life)

•	Maneuverable

Three wheels – short turning radius

•	Completely enclosed cab, ergonomically designed for efficiency and comfort

LinearGlide extra-wide doors

Single or dual seats

•	Speed: 45 MPH

Range 60 + miles per charge – standard model

Range 90+ miles per charge – extended range model

•	Low cost to purchase

$25,000 to $30,000 for a vehicle with a standard three year manufacturer’s warranty with an option to purchase a two year extended maintenance agreement for $5,250.

Marketing Strategy

We are in operation to assemble and market fully electric vehicles for the Essential Services Market in the United States for municipalities, airports/ports and businesses, starting with a vehicle designed for traffic control and parking enforcement, as well as security patrol with lower operating costs as compared to the operating costs of the vehicles currently in their fleets. Our management’s estimate of the United States’ Essential Services Market size is 20,000 vehicles annually, or a $600 million annual market, based on input from various cities/airports/colleges/universities regarding the size of their fleets and annual replacement rates. There can be no assurance that we will be able to sell such volumes of electric vehicles.

•	Phase I implementation – Initiate sales program through on-site vehicle demonstrations. The annualized cost for Phase I implementation is approximately $200,000. This phase was implemented in the fourth quarter 2012 and continues today. Based on our experience in the market, the on-site demonstration sales method has been identified as the best method of introducing our product to prospective customers and has become a standard part of the sales process.

•	Phase II implementation – Sales program to be implemented in 2014. Assemble and sell the Firefly® ESV with different configurations, such as a fully enclosed three-wheel or four-wheel van, for other fleet applications in the United States, such as urban delivery and transport of goods around ports or college campuses. The three-wheel van configuration will be introduced in the third quarter of 2014. The expected development costs along with marketing costs associated with a new four-wheel model will be approximately $450,000. The anticipated timeline for development is as follows:

o	Second quarter 2014 – develop scope of work for design
o	Third quarter 2014 – implement/complete engineering designs/drawings along with design review
o	Fourth quarter 2014 – complete a prototype, complete testing process, integrate into production
o	First quarter 2015 – launch sales/marketing program for the new four wheel vehicle

The implementation of Phase II is contingent on our successfully raising additional working capital sufficient to fund this project. It is estimated a minimum of $3,000,000 in new capital is needed in order to begin implementation of this project.

All sales and marketing plans are based on our ability to raise additional capital and successfully deploy that capital to achieve the desired results for maximum profitability.

Sales and Marketing Plan. The Firefly® ESV launched its initial sales efforts on the west coast and will sell its vehicles exclusively through a network of dealers throughout the United States. In conjunction with the launch, we added a small number of hand-picked dealers in each territory to maximize coverage, to provide customer and technical support and to open additional markets. Dealers are chosen based on experience, current product offering, technical resources, type of customers served and current customer satisfaction.

Sales Terms and Conditions. We offer with each vehicle a 36 month manufacturer’s warranty which covers all parts in the vehicle found to be defective. This warranty includes any labor required to repair defective parts or install new parts. All warranty work is performed by an authorized dealer/representative. Any failures found to be the result of negligence or abuse will not be a covered warranty repair. A two year manufacturer’s extended warranty is available for purchase. At this time, we do not offer any dealer floor financing. Payment terms for all sales are on a net 30 days from date of invoice and subject to credit approval.

Competition

Our product competes with gasoline-powered vehicles such as the GO-4 Interceptor parking enforcement vehicle used by many parking enforcement departments throughout the United States, as well as passenger cars and trucks such as the Toyota RAV4, Smart Car, Honda CRV, and other alternative fuel (natural gas, electric vehicle conversions, hybrid vehicles, and other electric powered vehicles), all vehicles that are mass produced and have a general application at a lower acquisition cost to the customer. Our competitors may promote vehicles which are more readily accepted by customers. The FireFly® ESV was developed through a collaboration with users in the form of one-on-one data gathering sessions/meetings with fleet managers and actual parking enforcement drivers in various cities such as Santa Monica, California, San Francisco, California, New York City, New York, and Seattle, Washington, which resulted in our current vehicle design. This approach produced a vehicle that was designed specifically for the targeted Essential Services Market, with the required utility function as stated to us by the prospective users.

The GO-4 Interceptor, a gasoline-powered vehicle manufactured in Canada by Westward Industries Ltd., dominated the market since the early 1990’s. However, in May 2011 the manufacturer discontinued operations and shut its factory. In February 2012, the assets of Westward Industries Ltd. were purchased by a group who are actively marketing a 2013 model of the GO-4 Interceptor in the United States.

We do not have data regarding the percentage of the Essential Services Market occupied by any particular manufacturer or competitor; however, based on management’s knowledge and study of the market, we have targeted the GO-4 Interceptor as our main competitor as it appears to be the prevalent vehicle in the various markets and cities around the United States.

Manufacturing/Logistics

The FireFly® ESV has been designed and developed entirely by our engineers. Our business plan is to design and develop all vehicles internally, with the manufacture of parts performed by outside vendors per our drawings and specifications. We maintain a small group of technicians that support the engineering staff by fabricating small parts and mockups of new designs.

We initiated production of vehicles in May 2012, assembling a small quantity of vehicles per month for delivery to the early adopters of the FireFly® ESV and selected dealers on the west coast in order to support the sales efforts. Our staff of engineers produces the designs for all sub-assembly parts that are manufactured by outside vendors and provides manufacturing drawings to outside vendors in order to request a quote (“RFQ”) from those vendors. The RFQ requires the quote to include the total cost to deliver the part completed and ready for assembly. Upon completion by the outside manufacturer the sub-assembly parts are shipped to our facility for final assembly into the Firefly® ESV by our technicians and assembly workers. These outside vendors, at their expense, procure the raw materials (steel and aluminum sheets/tubing) and provide all necessary facilities and labor to manufacture the sub-assembly parts. Multiple sources are available throughout the United States for raw materials needed to produce the parts needed to assemble our vehicle. At the present time we do not have agreements in place with any suppliers. All such parts are ordered on an as-needed basis through the issuance of purchase orders to our vendors.. We inventory raw material parts and sub-assemblies and operate as an assembly factory.

The initial production of vehicles was based on a small quantity with an uneven schedule which resulted in a much higher cost per unit, approximately $41,000 per unit. In other words, the initial production was on a “build to order” basis rather than a “build to stock” basis, the latter method being required for production to achieve gross margin targets of 45% to 48% of sales. We have been forced to operate on the “build to order” basis due to our consistent lack of capital. If we are able to raise additional capital, we plan to acquire inventory on a volume basis, thereby taking advantage of volume discounts and the process layout in our facility, to allow for a “build to stock” production on a daily basis. Upon implementation of this method of production, the utilization of assembly labor can be maximized along with the acquisition of parts and sub-assembly parts resulting in a much lower cost per vehicle, thus realizing our target gross margins. The run rate of assembly will begin at five per month, ramping to 50 to 60 vehicles within eight to twelve months. The time to fully implement production on a “build to stock” basis is estimated to be six to eight months and, as stated above, this could only be implemented if we are able to raise additional capital and increase orders for our vehicles. A minimum of $1,000,000 in new capital invested is required to implement a program to purchase inventory in sufficient quantities for production on a “build to stock” basis, which will allow us to achieve our target gross margins of 48% of sales. We cannot guarantee that we can obtain such or that even if we were to, that we will be successful in achieving the increased production rates or the target gross margin percentages.

Research and Product Development

The general focus of our research and development team is the design and development of electric utility vehicles. The main efforts were completed between January 2009 and December 2011. We incurred costs in the form of salaries and wages for engineers and technicians as well as costs in connection with the purchase of prototype parts and/or fabrication of raw materials into prototype parts to be used in the production of a prototype vehicle, with total estimated development costs of approximately $3,000,000. We will continue to have a certain level of research and product development efforts to enhance our existing vehicles, design new vehicles, and develop solutions for customer applications. We believe that our ability to respond to current and perceived future customer demands differentiates us from many of our competitors, as we rapidly introduce new vehicles s to address market needs. We intend to expand our research and development team as we believe that increased spending in this area will be necessary to successfully develop vehicles that will have value in the Essential Services Market.

 Employees

As of December 31, 2013, we had approximately 15 employees. We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

Trademarks

We own two trademarks, “FIREFLY” and “FIREFLY ESV.” The trademarks are registered in the United States Patent and Trademark Office. We consider the trademarks to be valuable and important to our business.

Government Regulation

The production and marketing of our vehicles is subject to the laws and regulations of various federal, state and local licensing agencies, including in particular the United States Department of Transportation (“DOT”). Specifically, we must comply with federal laws and regulations of DOT pertaining to the manufacture of motor vehicles, or more precisely motorcycles and two- and three-wheel vehicles. The National Highway Traffic Safety Administration (“NHTSA”), part of DOT, monitors safety requirements and publishes the Federal Motor Vehicle Safety Standards (“FMVSS”), the manufacturing standards for the manufacture of motorcycles and other motor vehicles. We are required to install braking systems on our vehicles which adhere to the standards set by the FMVSS and comply with vehicle labeling and licensing requirements. We have a compliance program in place to ensure we are in material compliance with applicable federal, state, and local laws and regulations. There are no regulatory notifications or actions currently outstanding.

Legal Proceedings

We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Properties

Our corporate headquarters are located at 7660 Pebble Drive, Fort Worth, Texas 76118. Our physical facilities are comprised of approximately 14,429 square feet under a lease which expires in January 31, 2017, at a current monthly rental of $5,950.

ITEM 1A.  RISK FACTORS

 You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC before investing in our common stock.   The following factors, as well as other factors affecting our operating results and financial condition, could cause our actual future results and financial condition to differ materially from those projected. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Risks Related to our Business

Our audited financial statements contain a going concern opinion. Our ability to continue as a going concern will be dependent on our raising additional capital and the success of our business plan.

Our financial statements contain a “going concern” opinion by our auditors. Based on our recurring losses from operations, negative cash flows from operating activities, and a working capital deficit and total stockholders’ deficit at December 31, 2013, our auditor’s opinion expresses substantial doubt about our ability to continue as a going concern.

A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

We will need to raise additional capital.

We expect to be able to fund our 2014 operating budget partially with operating cash flows and debt and/or equity financings. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the required capital by other means. If we are not successful in raising additional capital, our resources may be insufficient to fund our operations in 2014 or thereafter.

Any financing, if available, may include restrictive covenants and provisions that could limit our ability to take certain actions, preference provisions for the investors, and/or discounts, warrants or other incentives. Any financing will involve issuance of equity and/or debt, and such issuances will be dilutive to existing shareholders. There can be no assurance that we will be able to complete any financings, or that the terms for such financings will be attractive. If we are unable to obtain additional funds on a timely basis or on acceptable terms, we may be required to curtail or cease some or all of our operations at any time.

If we fail to meet our payments or other obligations under our secured indebtedness, the lenders under such indebtedness could foreclose on, and acquire control of, substantially all of our assets.

Indebtedness under our financing agreements with Zeus Corp. and Fort Worth EV Investors L.L.C. are secured by a first priority security interest in substantially all of our intellectual property and fixed assets, in the case of the agreement with Zeus Corp. (in the amount of $750,000), and all of our inventory and accounts receivable, in the case of the agreement with Fort Worth EV Investors L.L.C. (in the amount of $1,750,000). There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to make payments with respect to our indebtedness or to fund our other liquidity needs. If this were the case, we might need to refinance all or a portion of our indebtedness on or before maturity, sell assets, reduce or delay capital expenditures, or seek additional equity financing. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all, in which case we could be required to forfeit all of our intellectual property, fixed assets, inventory, and accounts receivable.

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

Good Earth was incorporated in 2007, and was initially funded by our founders and officers and unrelated accredited investors. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated operating losses since we began operations, including $3,830,226 for the year ended December 31, 2013, and $3,628,923 for the year ended 2012, and as of December 31, 2013, we had an accumulated (from inception) deficit of $13,145,722. No assurance can be given that we will be successful in addressing the risks we may encounter, and our failure to do so could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our future operating results will depend on many factors, including:

•	our ability to raise adequate working capital;

•	demand for our vehicles;

•	the performance level of our competition;

•	our ability to attract and maintain key management and employees; and

•	the performance of our parts vendors and dealer network.

If our vehicles do not gain expected market acceptance, prospects for our sales revenue and profit may be affected.

To date we have received a very limited number of sales orders for our Firefly® ESV utility vehicles (65 vehicles through December 31, 2013). The electric vehicle industry has a somewhat negative image due to “range anxiety or a perceived limitation on the travel distance that can be achieved in an electric vehicle, and thus our vehicles may be slow to gain acceptance in the market. Potential customers for our vehicles may therefore be reluctant to adopt our vehicles as an alternative to traditional internal combustion engine vehicles. Obstacles to widespread adoption of our vehicles also include inability to achieve market penetration due to the required range of our prospective customers’ routes and daily driving habits.

If we are not able to compete effectively with other competitors, our prospects for future growth will be jeopardized.

There is significant competition in the utility vehicle industry with more established companies. We are competing with gasoline-powered vehicles (passenger cars and trucks), hybrids and other alternative fuel vehicles (natural gas, electric vehicle conversions, and other electric powered vehicles) that are mass produced and have a general application at a lower acquisition cost to the customer. Our competitors may promote vehicles which are more readily accepted by customers and we may be required to reduce the prices of our vehicles in order to remain competitive.

Downturns in general economic and market conditions could materially and adversely affect our business.

A significant amount of vehicle purchases are related to the budgets of, and purchases by, cities and municipalities. The budgets of these cities and municipalities are subject to the fluctuations of their local economy as well as of the national economy. A reduction in budgets and expenditures by cities/airports/ports/colleges/universities would likely cause a reduction in the demand for our vehicles.

If critical manufacturing components become unavailable or our vendors delay their production, our business will be negatively impacted.

Stability of manufacturing components supply is crucial to our manufacturing process. As some critical parts and components are supplied by certain third-party manufacturers, we may be unable to acquire necessary amounts of key components at competitive prices. Although, we believe that multiple sources for our manufacturing components are available and we could find alternative suppliers, if needed, the loss of all or one of these suppliers or delays in obtaining shipments could have an adverse effect on our operations until an alternative supplier could be found, if one may be located at all. This may cause us to delay shipments and lose sales.

Changes in laws, regulations and policies that affect our business could adversely affect our financial results.

Our business is subject to numerous laws, regulations and policies. Changes in laws, regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business, including changes in the scope of regulation by state and federal regulatory agencies, in particular the United States Department of Transportation, accounting standards, tax laws and regulations, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result, could adversely affect our financial results.

If our vendor manufacturers fail to meet our requirements for quality, quantity, price and timeliness, our business growth could be harmed.

We design and outsource our sub-assembly parts to other manufacturers, which are completed and subsequently shipped to our facility for final assembly into the Firefly® ESV by our technicians and assembly workers. These manufacturers procure the raw materials (steel and aluminum sheets/tubing) and provide all necessary facilities and labor to manufacture the sub-assembly parts. Multiple sources are available throughout the United States for raw materials to produce the parts needed to assemble our vehicles. At the present time we do not have agreements in place with any suppliers. All such parts are ordered on an as-needed basis through purchase orders. If these companies terminate our purchase orders without adequate notice, or if they fail to provide the required capacity and quality of sub-assembly parts on a timely basis, our ability to timely process and deliver our vehicles to our customers could be compromised.

Our vehicles could contain defects or they may be installed or operated incorrectly, which could reduce sales of those vehicles or result in claims against us.

Although we have quality assurance practices to ensure good product quality, defects still may be found in our vehicles. Our customers could lose confidence in our vehicles and in us if they unexpectedly use defective vehicles or use our vehicles improperly. This could result in loss of revenue, loss of profit margin, and loss of market share. Moreover, because our vehicles are employed in the utility vehicle industry, if one of our vehicles is a cause, or perceived to be the cause, of injury or death to a user, we would likely be subject to a claim. If we were found responsible it could cause us to incur liability which could interrupt or even cause us to terminate some or all of our operations. A product could be found to have a material defect causing a recall of that vehicle which as a result could negatively impact our operations, financial condition, and ultimately our continued operations.

Our success depends, in part, on establishing and maintaining good relationships with our network of dealers.

Our success depends, in part, on our establishing and maintaining satisfactory relationships with our distribution channels or our dealers. We currently have written agreements with eight dealers that distribute our vehicles in Washington, Oregon, Montana, Alaska, southern and northern California, Arizona, Minnesota, Missouri, Illinois, Indiana, Iowa, Ohio, New York, New Jersey, Maryland, Virginia, Washington, DC, Pennsylvania, South Carolina, and North Carolina. If we were unable to establish and maintain an adequate dealer network or, once established, if our dealer network were to be eliminated abruptly or disrupted, it could affect our ability to respond quickly to customers’ needs, resulting in various adverse consequences to us, including loss of sales, reduced cash flow, and/or a shutdown of our operations. In addition, as an authorized dealer of our vehicles, the dealer could, through poor performance on such dealer’s part, damage us and our vehicles’ reputation in the marketplace resulting in a loss of sales and cash flow which could adversely affect our business operations.

Our liability insurance may not be adequate in a catastrophic situation.

We currently maintain property damage insurance in the amount of approximately $300,000, covering our inventory at our distribution center in Fort Worth, Texas. We also maintain liability insurance in the aggregate amount of up to $2,000,000, vehicles liability insurance of up to $1,000,000 and business interruption of up to $1,000,000.  Material damage to, or the loss of, our facilities or equipment due to fire, severe weather, flood or other catastrophe, even if insured against, could result in a significant loss to us.

If we are unable to recruit and retain qualified personnel, our business could be harmed.

Our growth and success highly depend on qualified personnel. Competition in the industry could cause us difficultly in recruiting or retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new vehicles and execute our business plan. If we are unable to attract and retain necessary key talents, it would harm our ability to develop competitive vehicles and retain good customers and could adversely affect our business and operating results.

 Risks Related to our Common Stock

There may not be an active, liquid trading market for our common stock and warrants.

Our common stock is currently quoted on the OTCQB, which is generally recognized as being a less active market than other markets such as NASDAQ. The pool of potential investors who may buy and sell on the OTCQB is limited. Many institutional investors have policies which preclude them from doing so. You may not be able to sell your shares at the time desired or at the price desired. There may be significant consequences associated with our stock trading on the OTCQB rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

•	limited dissemination of the market price of our securities;

•	limited news coverage;

•	limited interest by investors in our securities;

•	volatility of our stock price due to low trading volume;

•	increased difficulty in selling our securities in certain states due to “blue sky” restrictions; and

•	limited ability to issue additional securities or to secure additional financing.

The market for our common stock may be limited because our common stock is subject to “penny stock” rules.

Our common stock is subject to the SEC’s “penny stock” rules. As a result, broker-dealers may experience difficulty in completing customer transactions, and trading activity in our securities may be adversely affected. Under the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended, or Exchange Act, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

As a result of these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our common stock may be adversely affected. As a result, the market price of our common stock may be depressed and stockholders may find it more difficult to sell our common stock.

There is no recent trading activity in our common stock and there is no assurance that an active market will develop in the future.

There is no recent trading activity in our common stock. Further, although our common stock is currently quoted on the OTCQB, trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock. There can be no assurance that a more active market for our common stock will develop or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of our common stock, and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

By virtue of being a public company, we are subject to certain regulations and expenses.

We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. The annual costs for these services are estimated to be approximately $150,000. Failure by us to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

Our Chief Technology Officer also serves as President and Chief Executive Officer of another company.

Mr. Greg Horne, our Chief Technical Officer, Assistant Secretary and a member of our board currently serves as President and Chief Executive Officer of Advanced Microcontrols, Inc., which provides engineering services to the elevator industry. Management anticipates that Mr. Horne will contribute on average 50 hours per week which represents approximately 80% of his time to our business, and our management does not believe this relationship creates any conflicts of interest.

Our management has identified internal control deficiencies, which our management believes constitute material weaknesses.

In connection with the preparation of our financial statements for the year ended December 31, 2013, our management has identified certain internal control deficiencies that, in the aggregate, represent material weaknesses, including:

•	lack of a formal audit committee with a financial expert;

•	lack of oversight and review of financial reporting; and

•	lack of segregation of duties due to the small number of employees involved with general administrative and financial matters.

Our failure to successfully complete the remedies of the existing weaknesses could lead to heightened risk for financial reporting mistakes and irregularities, and/or lead to a loss of public confidence in our internal controls that could have a negative effect on the market price of our common stock.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our common stock must come from increases in the market price of our common stock.

We have not paid any cash dividends on our common stock to date in our history, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Also, any credit agreements which we may enter into with institutional lenders may restrict our ability to pay dividends. Therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of our common stock. Such increases in the trading price of our common stock may not occur.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of January 31, 2014, 7,971,522 of the 8,569,508 issued and outstanding shares of our common stock are restricted securities as defined under Rule 144 of the Securities Act and under certain circumstances may be resold without registration pursuant to Rule 144 or otherwise. In general, under Rule 144, an affiliate of the Company (as such term is defined in Rule 144(a)(1) who has satisfied a six month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the 1% of the then outstanding shares of common stock. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an affiliate, of ours and who has satisfied a one year holding period. Any substantial sale of our common stock pursuant to Rule 144 may have an adverse effect on the market price of our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 7660 Pebble Drive, Fort Worth, Texas 76118. Our physical facilities are comprised of approximately 14,429 square feet under a lease which expires in January 31, 2017, at a current monthly rental of $5,950. Our leased premises are sufficient to meet the immediate needs of our business.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol “EFLT”. There has been minimal reported trading to date in our common stock. The table below sets forth the high and low prices for our common stock from July 17, 2013 when our common stock was first quoted on the OTCQB through the fourth quarter of 2013. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.

	High	Low
July 17, 2013	$3.00	$3.00
Third Quarter	$3.10	$2.97
Fourth Quarter	$3.00	$2.90

The following table sets forth the high and low prices for common stock for 2012 through July 16, 2013 when our common stock was quoted on the OTC Bulletin Board.

Year Ended December 31, 2012

	High	Low
First Quarter	0	0
Second Quarter	0	0
Third Quarter	0	0
Fourth Quarter	0	0

The closing price of our common stock on the OTCQB on April 11, 2014 was $3.00 per share. As of March 31, 2014, we had 58 stockholders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings, if any, to fund the ongoing development and growth of our business. We do not currently anticipate paying any cash dividends in the foreseeable future.

Transfer Agent

The Company's registrar and transfer agent is VSTOCK Transfer, LLC located at 77 Spruce Street, Suite 201, Cedarhurst, New York.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2013:

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column
Equity compensation plans approved by security holders	3,754,800	$1.40	2,441,437
Equity compensation plans not approved by security holders – 2013 Incentive Plan	0	0	0
Totals	3,754,800	1.40	2,441,437

Sales of Unregistered Securities

During the year ended December 31, 2013, the Company issued unregistered shares of the Company’s common stock as follows:

On January 16, 2013 the Company sold units consisting of 99,333 shares at a price of $1.51 per share and warrants to purchase 24,833 shares at an exercise price of $2.01 per share. The Company received $138,750 which was net of costs of $11,250.

On January 16, 2013 the Company sold 7,450 shares at $.1.51 per share.

On January 29, 2013 the Company sold units consisting of 198,667 shares at a price of $1.51 per share and warrants to purchase 49,667 shares at an exercise price of $.2.01 per share, for total consideration of $300,000.

On March 19, 2013 the Company sold units consisting of 132,450 shares at a price of $.1.51 per share and warrants to purchase 33,111 shares at an exercise price of $2.01 per share, for total consideration of $200,000.

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

On November 8, 2013 the Company sold units consisting of 59,600 shares at a price of $1.51 per share and warrants to purchase 29,801 shares at an exercise of $2.01 per share for a total consideration of $90,000 less expenses of $7,200 for net proceeds of $82,800.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report. .

Overview

Effective May 22, 2013, Numbeer Acquisition, Inc., our wholly-owned subsidiary, merged with and into Good Earth Energy Conservation, Inc., with Good Earth as the surviving entity (the “Merger”). We were a development-stage company organized to sell a complete beer control system designed to maximize yield from beer kegs.  As a result of the Merger, we have adopted the business plan and operations of Good Earth and now we design, develop, and manufacture a zero emission three-wheeled all-electric utility vehicle, the FireFly® ESV, for use in the parking enforcement (municipalities and universities), traffic control, security patrol, airport and port terminal operations, small package delivery and other comparable utility markets. As part of the Merger, we changed our fiscal year end to December 31. On January 30, 2014, we changed our name to eFleets Corporation.

For financial accounting purposes, the acquisition was a reverse acquisition of us by Good Earth, under the purchase method of accounting, and was treated as a recapitalization with Good Earth as the acquirer. Upon consummation of the Merger, we adopted the business plan and operations of Good Earth. Our financial statements before the Merger will be replaced with the historical financial information of Good Earth before the Merger in all future filings with the SEC.

We principally generate revenue from selling our vehicles to fleets of cities, airports and universities/colleges. We have delivered and/or sold our vehicles to the fleets of the cities of Seattle and Vancouver, Washington; Santa Monica, Berkeley, and San Rafael, California; Clayton Missouri; Chattanooga, Tennessee; and several other cities around the United States; to the Northern Virginia Community College system; and to the San Francisco International Airport. We have performed demonstrations of the FireFly® ESV for the authorities of the Port of Long Beach and Lowe’s Home Centers distribution centers, which we have identified as a potential source of future revenue.

We have received sales orders for a total of 65 FireFly® ESVs through December 31, 2013 which represents total order value received of $1,748,568.  The sales orders representing the 65 vehicles are spread across several market segments as shown below and were all sold at the MSRP plus additional options:

•	Parking enforcement – 53 units
•	Airport Security/Patrol – 4 units
•	Universities/Colleges – 8 units

RESULTS OF OPERATIONS

We have generated revenue of $673,762 from our operations from inception through December 31, 2013. As of the end of the fiscal year, December 31, 2013 we had zero cash on hand. We incurred operating expenses in the amount of $2,843,104 for the year ended December 31, 2013 and $2,766,280 for the year ended December 31, 2012. From inception to December 31, 2013, total operating expenses were $13,764,476. The operating expenses consist primarily of consulting expenses, salaries and wages, and professional fees as well as stock based compensation and research and development expenses.

Sales

Net sales for the year ended December 31, 2013 and December 31, 2012 were $348,494 and $325,268 respectively. Net sales from inception through December 31, 2013 were $673,762.

Cost of Sales

Cost of sales for the year ended December 31, 2013 and 2012 was $978,607 and $945,407, respectively. Inception to date cost of sales is $1,924,014.These costs include the cost of materials, direct labor, and associated overhead costs. The year to year comparison shows consistent operations as the quantity of vehicles shipped for 2013 and 2012 were identical. This initial production has been on a “build to order” basis rather than a “build to stock” basis, the latter method being required for production to achieve gross margin targets of 45% to 48% of sales. The Company has been forced to operate on the “build to order” basis due to its consistent lack of working capital. Upon implementation of this method of production, the utilization of assembly labor can be maximized along with the acquisition of parts and sub-assembly parts resulting in a much lower cost per vehicle, thus realizing our target gross margins.

Gross Profit/(Loss)

The gross loss for the year ended December 31, 2013 and 2012 was ($630,113) and $(620,139), respectively with inception to date gross loss of $1,250,252. The gross loss amounts for 2013 and 2012 was a result of two major factors, production operated in a “build to order” basis which incurs a higher rate of direct labor cost per unit as well as the purchase of raw material parts and sub-assembly parts on a limited quantity basis without any benefit of volume purchase discounts. As noted above, the Company currently purchases inventory on a build to order basis thus incurring much higher cost per unit as compared to purchasing on a volume discount basis.

Selling, General and Administrative Expenses (Operating Expenses)

Operating expenses are engineering, selling, and General/administrative in nature and are principally salary and payroll associated expenses, travel, legal & professional fees and expenses, and advertising. Operating expenses for the year ended December 31, 2013 was $2,843,104 compared to $2,766,280 for the same year of 2012. The inception to date operating expenses were $13,764,476. While overall selling, general and administrative expenses were relatively the same for 2013 as compared to 2012, four accounts had large variances from year to year described as follows:

	2013	2012
Stock based compensation expense	$476,325	$28,773
Professional fees	$298,520	$209,858
Research & development	$131,861	$240,829
Consulting	$89,084	$391,649

The stock based compensation expense is related to warrants issued to several employees for the year related to the deferral of salaries to future periods. Professional fees increased from 2012 to 2013 as a result of increased legal fees related to being a public company. Research & development expenses decreased in 2013 in the amount of $108,968 for the same period in 2012 due to reduced amount of activity for prototyping activity as our engineering group completed its research & development effort for the vehicle in early 2012. The expenses incurred in 2013 were related to the development of new features and enhancements for the vehicle which is now a normal year to year activity. In 2012 the Company incurred a small amount of consulting costs, which due to budget constraints were reduced overall in 2013, thus the large decrease. The remainder of the small variance was spread among various operating accounts and were insignificant on an account by account basis.

Loss from Operations

Loss from operations was ($3,473,217) for the year ended December 31, 2013, compared to ($3,386,419) for the same year of 2012. The primary changes in 2013 as compared to the same period in 2012 was an increase of the stock compensation expense of $447,552 and a decrease in consulting expense by $302,565 and the decrease related to research & development expenses in the amount of $108,968, resulting in a slight increase in total operating loss of 2% as compared to the 2012 total. The inception to date loss from operations is ($15,014,728).

Other Income (expense)

Interest expense incurred for the year ended December 31, 2013 was $351,428 as compared to $243,045 for the same period ended December 31, 2012. The interest expense increase of $108,383 was a result of the increase in convertible notes payable incurred for the year as well as the amortization of the accreted interest. The interest expense incurred from inception to date was $917,271.

Net Loss

Net loss for the year ended December 31, 2013 was ($3,830,226) as compared to ($3,628,923) for the same year of 2012. The changes were due to increased stock compensation costs, interest expense, and professional fees, cost of sales offset by reductions in consulting expenses. The inception to date net loss incurred is ($13,145,722).

Liquidity and Capital Resources

Our current cash of zero will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next twelve months; however there cannot be any assurance that we will be able to raise any capital.

We have funded our past operations through the private placement of debt and equity securities with outside investors. The funds have been exclusively used to complete the development of our vehicle, to introduce our vehicle to the market through our sales & marketing efforts of the Company, and deliver a production vehicle to the market.

For the year ended December 31, 2013 and December 31, 2012 the Company used cash of $2,025,139 and $3,548,229, respectively, for operations and used $8,954,154 from inception to date. Such cash used and accumulated losses have resulted primarily from costs related to personnel, consulting and professional fees For the year ended December 31, 2013, the net cash provided by financing activities was $1,883,674 primarily from the sale of the Company’s common stock and receipts of cash from the proceeds of new short term notes payable and convertible notes.

The Company estimates $3,000,000 is needed over the next 12 months to fund our operations including the servicing of $3,425,000 of convertible debt, funding the marketing plan, and paying its general obligations such as accounts payable. The Company paid quarterly interest payments through December 31, 2012 on $1,750,000 in original principal amount of secured convertible promissory notes due March 31, 2017. Effective March 31, 2013, the holders of those notes consented to extend the date on which quarterly interest payments re-commence to January 1, 2014 and subsequently to October 1, 2014. The accrued interest due on these convertible notes was $141,944 as of December 31, 2013. No principal payments have been applied on any of the convertible notes as of December 31, 2013.

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

The Company will need to raise additional capital in the immediate future in order to provide adequate operating capital to carry the Company’s operations through 2014, at which time significant revenues are expected to be generated through operations.

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

We believe that if we have adequate equity financing, we will generate a higher volume of sales revenue during the following twelve months. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the equity financing, we will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. However, if such financing were available, because we are a development stage company, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise adequate capital we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

Critical Accounting Policies and Estimates

The summary of our significant accounting policies is presented to assist in understanding our financial statements. The financial statements and notes are representations of our management, who is responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Business - We were incorporated in February 2007 in the State of Delaware as a manufacturing company for the purpose of developing and producing electric utility vehicles in order to provide an alternative fuel vehicle for use in parking enforcement and other multiple applications as a utility vehicle. Prior to February 2007, we operated as Good Earth Conservation, LLC, a Delaware limited liability company, which was formed on January 30, 2006. Our financial statements have been prepared assuming we will continue as a going concern. Our ability to continue as a going concern is dependent on our ability to successfully take our vehicles and technology to market and raise additional capital, as necessary, to fund our business model. Our financial statements do not include any adjustments that might be necessary if we are unable to accomplish these business objectives.  In accordance with accounting principles generally accepted in the United States of America, as a development stage enterprise with no significant revenue generated from planned principal operations, we are required to present our cumulative results of operations since inception, stockholders’ equity (deficit), and cash flows through the end of the reporting period.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable - Management has not provided an allowance for uncollectible receivables. All receivables considered doubtful have been charged to current operations and it is management’s opinion that no additional significant amounts are doubtful of collection based on prior experience, review of accounts and other pertinent factors.

Property and Equipment - Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the useful lives of the assets ranging from three to seven years.

Inventory - Inventory consists of parts and supplies. Inventory is stated at the lower of cost (first-in, first-out) or market.

Long-lived Assets - We review the carrying value of long-lived assets for impairment whenever triggering events or changes in circumstances occur, indicating that the carrying amount of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If triggering events or changes in circumstances occur, the impairment to be recognized is measured by the excess of the carrying amount over the fair value of the assets.

Fair Value of Financial Instruments - Financial instruments, other than short-term investments and debt obligations, that potentially subject us to interest and credit risk consist of cash and cash equivalents, certificates of deposit, accounts and other receivables, accounts payable and accrued expenses, the carrying value of which is a reasonable estimate of their fair values due to their short maturities. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of the debt obligations approximate fair value. We place its cash and cash equivalents with a limited number of high quality financial institutions which, at times, may exceed the amount of insurance provided on such deposits. Due to the soundness of the financial institution where cash and cash equivalents are held, management believes the risk of loss of amounts in excess of federally insured limits is limited.

Income Taxes - We use the liability method of accounting for deferred income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management's estimate regarding the realizability of the deferred tax assets in future years is based upon the weight of the available evidence that it is more likely than not (a likelihood of more than 50%) that a portion or all of the deferred tax assets would not be realized in future years. A valuation allowance is recognized, if based on the weight of available evidence, if it is more likely than not that some portion or the entire deferred tax asset will not be realized. We recognize in our financial statements the financial effect of a tax position, if that position is more likely than not to be sustained upon examination, including resolution of any appeals or litigation processes, based upon the technical merits of the position. Tax positions related to our federal and state requirements have been reviewed, and management is of the opinion that material positions taken by us would more likely than not be sustained by examination. Accordingly, we had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

Revenue Recognition - We recognize revenue when the customer takes title to the vehicles and the related risks and rewards of ownership have transferred to the customer.

Advertising - We expense advertising costs as incurred.

Research and Development - Research and development costs are charged to operations when incurred and are included in operating expenses.

Stock-based Compensation - We recognize in our statement of operations the cost of employee services received in exchange for awards of equity instruments. The costs were based on their fair values at the time of the grant. We use the Black-Scholes option pricing model to determine the fair value of stock options granted to employees.

Basic Net Income (Loss) per Share - Basic earnings per share is calculated using the weighted average number of shares outstanding during the year. We have adopted ASC Topic 260-10, Earnings per Share - Overall, and use the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. Diluted loss per share is equal to basic loss per share as any possible dilutive instruments are anti-dilutive.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

eFleets Corporation

Fort Worth, Texas

We have audited the accompanying balance sheets of eFleets Corporation (a Nevada Corporation) (the Company) (a development stage enterprise), as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from inception (January 30, 2006) to December 31, 2013. eFleets Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eFleets Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from inception (January 30, 2006) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has had recurring losses from operations, negative cash flows from operating activities, and has a working capital deficit and total stockholders’ deficit at December 31, 2013, all of which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas

April 15, 2014

eFLEETS Corporation

(A Development Stage Company)

 Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Current assets
Cash and Cash Equivalents	$0	$166,820
Prepaid expenses	11,309	5,650
Accounts Receivable	3,750	53,662
Inventory	84,501	138,245

Total current assets	99,560	364,377
Property and Equipment
Leasehold Improvements	32,665	11,000
Office Furniture and Fixtures	117,025	110,737
Machinery and Equipment	87,869	84,869
Autos and Trucks	95,542	95,542
Accumulated Depreciation	(162,289)	(121,219)

Total Property and Equipment – Net	170,812	180,929

Deposits	6,200	6,200

Total assets	$276,572	$551,506

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,093,983	$215,671
Accrued Interest	468,646	197,825
Short-term notes	197,000	0
Current Maturities of Convertible notes payable	900,110	750,000
Current Maturities of long-term debt	325,675	265,338

Total current liabilities	2,985,414	1,428,834

Convertible Notes Payable, less current maturities	2,437,495	1,919,010
Long-term debt, less current maturities	528,140	493,078

Total Long Term Liabilities	2,965,635	2,412,088

Total Liabilities	5,951,049	3,840,922

Commitments and Contingencies

Stockholders' equity (deficit)

Common stock: $0.001 par value: 75,000,000 shares authorized; 8,437,059 shares issued and outstanding at December 31, 2013 and $0.01 par value, 50,000,000 authorized, and 18,202,139 issued and outstanding at December 31, 2012	8,437	182,021
Additional paid-in capital	7,462,808	5,844,059
Deficit accumulated during the development stage	(13,145,722)	(9,315,496)

Total stockholders' equity (deficit)	(5,674,477)	(3,289,416)

Total liabilities and stockholders' equity (deficit)	$276,572	$551,506

See accompanying notes to the financial statements

 eFLEETS Corporation

 (A Development Stage Company)

 Statements of Operations

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period from Inception (January 30, 2006) through December 31, 2013

Revenues earned during the development stage	$348,494	$325,268	$673,762
Cost of Sales	978,607	945,407	1,924,014
Gross Profit/ (Loss)	(630,113)	(620,139)	(1,250,252)

Operating expenses
Professional fees	298,520	209,858	717,390
Compensation	1,183,843	1,228,202	3,310,255
Stock based compensation expense	476,325	28,773	2,192,813
Research & Development	131,861	240,829	1,342,146
Other operating expenses	752,555	1,058,618	6,201,872

Total operating expenses	2,843,104	2,766,280	13,764,476

Loss from operations	(3,473,217)	(3,386,419)	(15,014,728)

Other Income (expense)
Interest income	17	541	41,313
Other Income (Loss)	(5,598)		2,744,965
Interest expense	(351,428)	(243,045)	(917,271)

Total Other Income and Expense	(357,009)	(242,504)	1,869,006

Net loss accumulated during the development stage	$(3,830,226)	$(3,628,923)	$(13,145,722)

Net loss per common share:
- Basic and diluted	$(.30)	$(.22)	$(.96)

Weighted average common shares outstanding
- basic and diluted	12,776,260	16,218,876	13,712,546

 See accompanying notes to the financial statements.

eFLEETS Corporation

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

Years Ended December 31, 2013 and 2012 and the Period from Inception (January 30, 2006) through December 31, 2013

	Shares	Capital Stock	Additional Paid-in Capital	Deficit Accumulated During The Development Stage	Total Stockholders’ Equity (Deficit)

Balance, January 30, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock, January 2006	11,362,500	113,625	970,236	-	1,083,861
Issuance of common stock, July 2007	40,000	400	99,600	-	100,000
Issuance of common stock, January 2008	255,000	2,550	8,925	-	11,475
Issuance of common stock, June 2008	200,000	2,000	498,000	-	500,000
Issuance of common stock, October 2008	1,038,598	10,386	(10,386)	-	-
Issuance of common stock, April 2009	720,000	7,200	(7,200)	-	-
Conversion of notes payable to common stock, July 2010	1,500,000	15,000	597,099	-	612,099
Issuance of common stock, September 2010	500,000	5,000	245,000	-	250,000
Stock - based compensation expense, 2010	-	-	1,113,372	-	1,113,372
Warrants issued with debt			248,268		248,268
Net loss, January 30, 2006 through December 31, 2010	-	-	-	(5,212,366)	(5,212,366)

Balance, December 31, 2010	15,616,098	156,161	3,762,914	(5,212,366)	(1,293,291)

Stock - based compensation expense	-	-	574,343	-	574,343
Net loss	-	-	-	(474,207)	(474,207)

Balance, December 31, 2011	15,616,098	156,161	4,337,257	(5,686,573)	(1,193,155)

Conversion of notes payable to common stock, April 2012	400,000	4,000	196,000		200,000
Conversion of notes payable to common stock, December 2012	200,000	2,000	98,000		100,000
Conversion of warrants to common stock	100,000	1,000	-		1,000
Issuance of common stock, September 2012	833,333	8,333	491,667		500,000
Issuance of common stock, November 2012	833,333	8,333	491,667		500,000
Issuance of common stock, December 2012	219,375	2,194	107,494		109,688
Warrants issued with debt			93,201		93,201
Stock - based compensation expense			28,773	-	28,773
Net loss	-	-	-	(3,628,923)	(3,628,923)

Balance, December 31, 2012	18,202,139	$182,021	$5,844,059	$(9,315,496)	$(3,289,416)

Issuance of common stock, January 2013	250,000	2,500	147,500		150,000
Issuance of common stock, January 2013	18,750	188	11,063		11,251
Issuance of common stock, January 2013	500,000	5,000	295,000		300,000
Issuance of common stock, January 2013	333,333	3,333	196,667		200,000
Record merger transaction, May 2013	1,504,998	(192,444)	208,384		15,940
Record change in par value from $0.01 to $0.001		20,211	(20,211)		0
Record share exchange per merger agreement, 1: .3973333	(12,541,023)	(12,541)	12,541		0
Issuance of common stock, June 2013	99,332	99	149,901		150,000
Issuance of common Stock, September 2013	9,930	10	14,990		15,000
Issuance of common stock, November 2013	59,600	60	89,940		90,000
Stock -based compensation expense, June 2013			147,461		147,461
Stock- based compensation expense, September 2013			148,494		148,494
Stock – based Compensation expense, December 2013			180,370		180,370
Warrants issued with debt			36,649		36,649
Net Loss accumulated during the development stage	-	-	-	(3,830,226)	(3,830,226)

Balance, December 31, 2013 at $0.001 par value	8,437,059	$8,437	$7,462,808	$(13,145,722)	$(5,674,477)

 See accompanying notes to the financial statements.

eFLEETS Corporation

(A Development Stage Company)

 Statements of Cash Flows

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period from Inception (January 30, 2006) through December 31, 2013

Cash flows from operating activities:
Net loss accumulated
during the development stage	$(3,830,226)	$(3,628,923)	$(13,145,722)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	44,633	53,492	184,895
Gain (loss) on sale of assets	5,598		5,035
Impairment of long-lived assets		14,893	41,777
Loss on related party indebtedness			150,741
Stock-based compensation expense	476,325	28,773	2,192,813
Accreted interest	30,244	53,049	302,822
Changes in operating assets and liabilities
Accounts receivable	49,912	(53,662)	(3,750)
Accounts receivable - related party			(250,000)
Other receivables	0	21,807	0
Inventory	53,744	(138,245)	(84,501)
Prepaid expenses	(5,659)	(4,248)	(11,309)
Accounts payable and accrued expenses	878,312	31,649	1,093,983
Accounts payable - related party			99,259
Accrued interest	270,821	111,074	468,646
Customer deposits		(37,888)	0

Net cash used in operating activities	(2,026,296)	(3,548,229)	(8,955,311)

Cash flows from investing activities:
Proceeds from maturity of certificate of deposit		25,000	25,000
Purchase of certificate of deposit			(25,000)
Purchase of property and equipment	(40,114)	(79,222)	(367,231)
Proceeds from sale of equipment			9,520
Deposits		(950)	(6,200)
Purchases of patents and trademarks			(44,808)

Net cash used in investing activities	(40,114)	(55,172)	(408,719)

Cash flows from financing activities:
Proceeds from convertible notes payable	675,000	2,000,000	3,963,878
Payments on notes payable		-	(250,000)
Proceeds from short- term notes	197,000		197,000
Proceeds from long-term debt	109,203	350,000	1,505,317
Payments on long-term debt	(13,804)	(15,776)	(40,380)
Issuance of common stock	932,191	1,109,688	3,987,215
Warrants exercised for common stock		1,000	1,000

Net cash provided by financing activities	1,899,590	3,444,912	9,364,030

Change in cash and cash equivalents	(166,820)	(158,489)	-

CASH AND CASH EQUIVALENTS, beginning of period	166,820	325,309	-

CASH AND CASH EQUIVALENTS, end of period	$0	$166,820	$0
NON-CASH FINANCING ACTIVITIES
Conversion of notes for common stock	$0	$300,000	$912,099

Value of debt assigned to warrants	$36,649	$93,201	$129,850

See accompanying notes to the financial statements.

eFLEETS Corporation

(A Development Stage Company)

Notes to the Financial Statements

Note 1 - Organization and Operations

Effective May 22, 2013, Numbeer Acquisition, Inc., our wholly-owned subsidiary, merged with and into Good Earth Energy Conservation, Inc., a Delaware corporation, organized on February 1, 2007, with Good Earth as the surviving entity (the “Merger”). We were a development-stage company organized to sell a complete beer control system designed to maximize yield from beer kegs.  As a result of the Merger, we have adopted the business plan and operations of Good Earth and now we design, develop, and manufacture a zero emission three-wheeled all-electric utility vehicle, the FireFly® ESV, for use in the parking enforcement (municipalities and universities), traffic control, security patrol, airport and port terminal operations, small package delivery and other comparable utility markets. As part of the Merger, we changed our fiscal year end from May 31 to December 31. On January 30, 2014, we changed our name to eFleets Corporation (“eFLEETS”).

eFLEETS is a Fort Worth, Texas based company focused on the design, development and manufacture of an all-electric fleet vehicle for the essential services market.

Simultaneously with, and as consideration for, the Merger, on the Closing Date the former stockholders of Good Earth exchanged an aggregate of 19,304,222 shares of common stock of Good Earth, constituting all issued and outstanding capital stock of Good Earth, for 7,670,211 shares of common stock of Numbeer (the “Merger Shares”) (i.e., each share of common stock of Good Earth was exchanged for a 0.39733333 fractional share of common stock of Numbeer). Additionally, (a) 9,450,000 shares of common stock of Good Earth subject to options were exchanged by former officers, directors and stockholders of Good Earth for, and represent the right to receive, 3,754,800 shares of common stock of Numbeer, at exercise prices ranging from $0.10 to $0.45 per share; (b) 7,682,715 shares of common stock of Good Earth subject to warrants were exchanged by former officers, directors and stockholders of Good Earth for, and represent the right to receive, 3,052,599 shares of common stock of Numbeer, at exercise prices ranging from $0.01 to $0.80 per share; and (c) 5,384,615 shares of common stock of Good Earth subject to convertible promissory notes were exchanged by former stockholders of Good Earth for, and represent the right to receive, 2,139,488 shares of common stock of Numbeer, at conversion prices ranging from $0.50 to $0.65. The warrants, options and notes became exercisable for, or convertible into, shares of common stock of Numbeer on the same basis as the shares of common stock of Good Earth were exchanged for shares of common stock of Numbeer.

Immediately prior to the Merger, eFLEETS had 7,596,000 shares of common stock issued and outstanding. Contemporaneously with the Closing and as a condition to the Closing, the holder of a majority of the issued and outstanding common stock of Numbeer and sole member of its Board of Directors (the “Majority Shareholder”) delivered to the Company for retirement and cancellation 6,996,027 shares of common stock of eFLEETS and other shareholders collectively delivered to the Company for retirement and cancellation, 1,987 shares of common stock of Numbeer. Following the consummation of the Merger, the issuance of the Merger Shares, the retirement of the 6,998,014 shares of common stock of Numbeer, the Company has 8,268,197 shares of Common Stock issued and outstanding, subject to the exercise of appraisal rights by the former shareholders of Good Earth, and 8,946,887 shares of Common Stock subject to issuance pursuant to the exercise of options and warrants and the conversion of convertible notes. Following the Merger the former stockholders of Good Earth will beneficially own approximately 92.77% of the total outstanding shares of Common Stock (96.53% on a fully diluted basis).

Additionally, on May 22, 2013 the Board of eFLEETS amended its bylaws to, among other things, change eFLEETS’s fiscal year end to December 31, and adopted the Company’s 2013 Incentive Plan (the “Plan”). The Plan was also approved by the Majority Shareholder. Under the Plan, 2,389,757 shares of Common Stock are reserved for issuance as incentive awards to be granted to executive officers, key employees, consultants and directors of the Company.

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

Following the Closing the Company’s board of directors (the “Board”) consists of five members. In keeping with the foregoing, on the Closing Date Anthony Vaz, the sole director of eFLEETS prior to the Merger, appointed James M. Hawes, James R. Emmons, Greg Horne, Robert S. Kretschmar, and John Maguire to fill the vacancies on the Board and Anthony Vaz resigned his position as a director. Also, on the Closing Date, Anthony Vaz, the sole officer of Numbeer, resigned and James R. Emmons was appointed President, Chief Executive Officer, and Chief Financial Officer of the Company and Greg Horne was appointed Chief Technical Officer and Assistant Secretary of the Company.

The parties have taken the actions necessary to provide that the Merger is treated as a “tax free merger” under Section 368 of the Internal Revenue Code of 1986, as amended. Prior to the Closing eFLEETS had established a fiscal year end of May 31. As a result of the Merger the Company has adopted the fiscal year end of December 31.

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

Note 2 - Summary of Significant Accounting Policies

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

Income Taxes

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

The Company recognizes in its financial statements the financial effect of a tax position, if that position is more likely than not to be sustained upon examination, including resolution of any appeals or litigation processes, based upon the technical merits of the position. Tax positions related to the Company’s federal and state requirements have been reviewed, and management is of the opinion that material positions taken by the Company would more likely than not be sustained by examination. Accordingly, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. As of December 31, 2013, the Company’s tax years 2010 and thereafter remain subject to examination for federal and state tax purposes.

Fiscal Year-End

In May 2013 the Company changed its fiscal year end from May 31 to December 31.

Liquidity

Historically, the Company has been dependent on debt and equity raised from individual investors to sustain its operations. The Company’s product has not sold sufficient number of units to generate significant revenue. The Company has operated as a development stage enterprise since inception with total operating expenses incurred of $13,764,476 and an overall net loss of ($13,145,722) accumulated through December 31, 2013. Net revenues recorded from inception (January 31, 2006) through December 31, 2013 are $673,762. These conditions raise substantial doubt about its ability to continue as a going concern. The Company’s December 31, 2013, fiscal year end audited financial statements contain a “going concern” opinion by our auditors. Based on the Company’s recurring losses from operations, negative cash flows from operating activities, and a working capital deficit and total stockholders’ deficit at December 31, 2013, the auditor’s opinion expresses substantial doubt about our ability to continue as a going concern. Management plans include seeking additional equity investments from private individuals as well as fund managers with a stated focus of investing in small public companies like the Company, private equity type firms, and venture capital firms. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Cash and Cash Equivalents

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

Impairment of Long-lived Assets

The Company reviews the carrying value of long-lived assets for impairment whenever triggering events or changes in circumstances occur, indicating that the carrying amount of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If triggering events or changes in circumstances occur, the impairment to be recognized is measured by the excess of the carrying amount over the fair value of the assets. During 2012, a review of the balance of the intangible assets concluded these assets were obsolete and had no future value. Therefore, the Company charged the remaining unamortized balance, $14,893, to expense. There were $41,777 of impairment losses associated with its patents and trademarks for the period from inception (January 30, 2006) to December 31, 2013.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was $21,065 and $52,659 for the year ended December 31, 2013 and 2012, respectively. The amounts charged for the period from inception (January 30, 2006) to December 31, 2013 were $101,866.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The research and development expenses were $131,861 and $240,829 for the year ended December 31, 2013 and 2012, respectively. The amounts charged for the period from inception (January 30, 2006) to December 31, 2013 amounted to $1,342,146.

Stock-based Compensation

The Company recognizes in its statement of operations the cost of employee services received in exchange for awards of equity instruments. The costs were based on their fair values at the time of the grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to employees. Stock based compensation recognized for the period from inception (January 30, 2006) to December 31, 2013 was $2,192,813. The stock based compensation expense for the year ended December 31, 2013 and 2012 was $476,325 and $28,773, respectively.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangements, stock options or warrants.

There were no potentially dilutive common shares outstanding for the years ended December 31, 2013 and December 31, 2012.

Note 3. Short-term Notes

Short-term notes consisted of the following at December 31, 2013 and 2012:

	2013	2012

Promissory note payable to a stockholder and director of the company, due May 8, 2014. The unsecured note accrues interest at 8% and is payable at maturity.	$25,000	$-

The Company issued three 8% unsecured promissory notes to a company, of which one of the Company's executive officers is the chief executive officer. The dates of the notes are May 20, 2013, September 3, 2013, and December 12, 2013 in the amounts of $110,000, $40,000, and $22,000, respectively. The notes all mature 12 months from their issuance dates with all accrued interest due at maturity.	172,000	-

Total short term notes	$197,000	$-

Note 4. Convertible Notes Payable

Convertible notes payable consisted of the following at December 31, 2013 and 2012:

	2013	2012

Convertible senior secured note payable to a stockholder issued jointly with Good Earth Electric Propulsion Systems, LTD originally due November 30, 2012. The note accrued interest quarterly at LIBOR plus 2% and was convertible into shares of common stock at conversion price equal to $2.50 per share. This note was renewed, extended, and modified as of April 1, 2012 with new terms as follows: Promissory note totaling $750,000, payable to a stockholder, with a stated interest rate of 8%, convertible to common stock at the rate of $.1.26 per share, due on or before December 31, 2013. The Note is secured by fixed assets and intellectual property owned/developed by the Company. The Note was extended to March 31, 2014 at the option of the Company. Effective March 31, 2014 this note was renewed and extended to March 31, 2015. .As consideration for the renewal and extension the Company issued warrants to the holder to purchase 750,000 shares of the Company's common stock at the exercise price of $1.26 per share. The warrants expire March 31, 2019.	750,000	750,000

The Company issued a series of notes payable from the period of April to July 2012 aggregating $1,750,000 less accreted interest of $62,505 and $80,990, as of December 31, 2013 and 2012, respectively payable to multiple unrelated parties, bearing interest at 8% until February 28, 2013 at which time the rate increased to 12% until the reverse merger requirement was satisfied per the terms of the notes and at which time the rate reverted to 8%. The notes are convertible into common stock at the rate of $1.26 per share with warrants attached to purchase 1,390,667 shares of common stock at the rate of $1.26 per share. The fair value assigned to the warrants at issuance was $93,201. Accreted interest expense of $18,485 and $12,211 was recorded in the statement of operations for the years ended December 31, 2013 and 2012, respectively. The notes mature on March 31, 2017 and are secured by the Company's accounts receivable and inventory.	1,687,495	1,669,010

F-11

	2013	2012

The Company issued a series of convertible Notes to a stockholder from the period of June 28, 2013 through December 17, 2013 aggregating $675,000 less accreted interest of $24,890, accruing interest at 8%, all with maturities of 12 months from the date of the individual note’s issuance. The notes are convertible into common stock at the rate of $1.51 per share with warrants attached to purchase 223,500 shares of common stock at $2.01 per share. The fair value assigned to the warrants at issuance was $36,649. Accreted interest expense of $11,759 was recorded in the statement of operations for the year ended December 31, 2013.	650,110	-

A convertible promissory note payable to a stockholder, accruing interest at 8%, due August 15, 2014 secured by warrants. The note is convertible into common stock at the rate of $1.64 per share with warrants attached to purchase 38,205 shares of common stock at the rate of $1.89 per share. There was no value assigned to the warrants at issuance. The warrants expire August 14, 2014.	250,000	250,000

Total convertible notes payable	$3,337,605	$2,669,010
Less current maturities	(900,110)	(750,000)
	$2,437,495	$1,919,010

Aggregate annual maturities of convertible notes are as follows:

2014	$900,110
2015	750,000
2016	-
2017	1,687,495

$3,337,605

Note 5. Long-term debt

Long-term debt consisted of the following at December 31, 2013 and 2012:

	2013	2012

Note payable to a bank in monthly installments of $540, no stated interest rate, due May 2016, secured by a vehicle.	$15,119	$21,598

Note payable to a bank in monthly installments of $845, including interest at 3.74%, due January 2017, secured by a vehicle.	29,491	36,818

Promissory note payable to a stockholder, accruing interest at 8%, due December 2014, secured by warrants. The warrants permit the holder to purchase 99,333 shares of the Company's stock at the exercise price of $2.52 per share or at the actual stock price at the time of issuance but not lower than $1.26. The warrants expire on December 19, 2016 and are callable by the Company if an S-1 is filed, in which case the warrants must be exercised within 20 days from the time the Company exercises this clause. There was no value assigned to the warrants at issuance.	250,000	250,000

$100,000 promissory note payable to a stockholder, accruing interest at 8%due March 2015, secured by warrants. The warrants permit the holder to purchase 100,000 shares of the Company's stock at the exercise price of $.01 per share. The warrants were exercised in 2012.	100,000	100,000

F-13

	2013	2012
The Company issued a promissory note to an outside firm in the amount of $109,206 dated December 04, 2013 payable at $5,000 per month starting on January 15, 2014 and each month thereafter until all principal and interest is paid in full. The note carries an interest rate of one-quarter of one percent (.25%) to be calculated on the unpaid principal outstanding. Payments will be credited to the accrued interest and then to reduction of principal.	$109,205	$-

Promissory note payable to a stockholder, accruing interest at 8%, due February 3, 2015, secured by warrants. The warrants permit the holder to purchase 99,333 shares of the Company's stock at the exercise price of $1.26 per share. The warrants expire on February 3, 2017.	250,000	250,000

Promissory note payable to a stockholder, accruing interest at 8%, due February 10, 2015, secured by warrants. The warrants permit the holder to purchase 39,733 shares of the Company's stock at the exercise price of $1.26 per share. The warrants expire on February 9, 2017.	100,000	100,000

Total long-term debt	$853,815	$758,416
Less current maturities	(325,675)	(265,338)
	$528,140	$493,078

Aggregate annual maturities of long-term debt are as follows:

2014	$325,675
2015	515,230
2016	12,068
2017	842

$853,815

Note 6. Income Taxes

Deferred income tax assets and liabilities are computed annually for temporary differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to be realized. Income tax expenses are the taxes payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The components of income tax expense (benefit) are as follows:

	2013	2012
Current taxes - federal	$-	$-
Deferred taxes - federal	-	-
Current taxes - state	-	-

	$-	$-

The components of deferred taxes are as follows:

	2013	2012

Deferred tax assets	$4,502,770	$3,209,740
Deferred tax liability	(30,259)	(38,217)
Less valuation allowance	(4,472,511)	(3,171,524)

Net deferred tax asset	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability at December 31, 2013, and 2012, are as follows:

	2013	2012
Deferred tax assets
Net operating loss carryforwards	$3,695,167	$2,532,211
Stock compensation expense	703,397	583,607
Accreted interest	98,845	92,677
Impairment of long lived assets	5,361	14,204
Deferred tax liability	-	-
Depreciation	(30,259)	(38,217)
Other	-	(12,958)

	$4,472,511	$3,171,524

The Company's effective income tax rate differs from the statutory rate primarily due to the effect of state income taxes, certain nondeductible expenses and the Company's valuation allowance for deferred taxes. The Company has unused tax net operating losses of approximately $10,800,000 to offset future taxable income. The tax loss carryforwards ultimately expire in 2033.

The net change in the valuation allowance during 2013 and 2012 was as follows:

	2013	2012

Balance at beginning of year	$3,171,524	$1,951,837
Balance at end of year	4,472,511	3,171,524

	$1,300,987	$1,219,687

Note 7. Stock Warrants and Options

On December 19, 2011, the Board of Directors approved the issuance of warrants to a related party to purchase 99,333 shares of the Company's common stock. Such warrants are exercisable at $2.52 per share, or 80% of the share price of any succeeding financing transaction, whichever is lower, subject to a minimum of $1.26 per share. The warrants vest immediately upon issuance and expire within 5 total years of issuance.

On March 15, 2011, the Board of Directors issued stock options to employees to purchase an aggregate of 516,533 shares of the Company’s common stock. Such options are exercisable at $1.13 per share. The options vest 25% at the grant date and 25% each year for three years thereafter.

On March 15, 2011, the Board of Directors issued stock options to founders, directors, a consultant and a shareholder to purchase an aggregate of 1,490,000 shares of the Company’s common stock. Such options are exercisable at $1.13 per share. The options vest immediately upon issuance.

On December 15, 2011, the Board of Directors issued stock options to employees, directors and a shareholder to purchase an aggregate of 546,333 shares of the Company’s common stock. Such options are exercisable at $.25 per share. The options vest immediately upon issuance.

On December 15, 2011, the Board of Directors issued stock options to employees and directors to purchase an aggregate of 407,267 shares of the Company’s common stock.

NOTE 7. STOCK WARRANTS AND OPTIONS-CONTINUED

Such options are exercisable at $1.13 per share. The options vest 25% at the grant date and 25% each year for three years thereafter. These options became fully vested in May 2013 due to the Merger Agreement.

On February 3, 2012, the Board of Directors approved the issuance of warrants to a related party to purchase 99,333 shares of the Company's common stock. Such warrants are exercisable at $1.26 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On February 10, 2012, the Board of Directors approved the issuance of warrants to a related party to purchase 39,733 shares of the Company's common stock. Such warrants are exercisable at $1.26 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

From the period of April to July 2012, the Board of Directors approved the issuance of warrants to a group of unrelated note holders to purchase 1,390,667 shares of the Company’s common stock at the rate of $1.26 per share. The warrants vest immediately upon issuance and expire within 4 years of issuance.

On April 10, 2012, the Board of Directors approved the issuance of warrants to an unrelated party to purchase 87,165 shares of the Company's common stock. Such warrants are exercisable at $1.26 per share. The warrants vest immediately upon issuance and expire within 4 years of issuance.

On August 15, 2012, the Board of Directors approved the issuance of warrants to a related party to purchase 38,205 shares of the Company’s common stock. Such warrants are exercisable at $1.89 per share. The warrants vest immediately upon issuance and expire on August 14, 2014.

On September 28, 2012, the Board of Directors approved the issuance of warrants to a stockholder to purchase 82,778 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 3 years of issuance.

On November 20, 2012, the Board of Directors approved the issuance of warrants to a stockholder to purchase 82,778 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 3 years of issuance

On January 16, 2013, the Board of Directors approved the issuance of warrants to a stockholder to purchase 24,833 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 3 years of issuance.

On January 16, 2013 the Board of Directors approved the issuance of warrants to a stockholder to purchase 1,862 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 3 years of issuance.

On January 29, 2013, the Board of Directors approved the issuance of warrants to a stockholder to purchase 49,667 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 3 years of issuance.

On March 19, 2013, the Board of Directors approved the issuance of warrants to a stockholder to purchase 33,111 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On June 7, 2013, the Board of Directors approved the issuance of warrants to a stockholder to purchase 49,667 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On June 28, 2013, the Board of Directors approved the issuance of warrants to a stockholder to purchase 49,667 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On June 30, 2013, the Board of Directors approved the issuance of warrants to several employees to purchase 115,612 shares in the aggregate of the Company’s common stock. Such warrants are exercisable at $.25 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On September 11, 2013, the Board of Directors approved the issuance of warrants to a stockholder to purchase 4,967 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On September 11, 2013, the Board of Directors approved the issuance of warrants to a stockholder to purchase 795 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On September 26, 2013, the Board of Directors approved the issuance of warrants to a stockholder to purchase 43,044 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On September 30, 2013, the Board of Directors approved the issuance of warrants to several employees to purchase 116,402 shares in the aggregate of the Company’s common stock. Such warrants are exercisable at $.25 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On October 16, 2013, the Board of Directors approved the issuance of warrants to a stockholder to purchase 6,622 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On October 29, 2013, the Board of Directors approved the issuance of warrants to a stockholder to purchase 33,111 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On November 8, 2013, the Board of Directors approved the issuance of warrants to a stockholder to purchase 29,800 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On November 8, 2013, the Board of Directors approved the issuance of warrants to a stockholder to purchase 4,768 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On November 13, 2013, the Board of Directors approved the issuance of warrants to a stockholder to purchase 24,833 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On December 17, 2013, the Board of Directors approved the issuance of warrants to a stockholder to purchase 66,222 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On December 31, 2013 the Board of Directors approved the issuance of warrants to several employees to purchase 118,203 shares in the aggregate of the Company’s common stock. Such warrants are exercisable at $.25 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

Following is a summary of the status of warrants and options during fiscal years 2013 and 2012:

			Weighted-Average
2013	Number of Shares		Exercise Price
	Warrants	Options	Warrants	Options
Outstanding
at December 31, 2012	2,704,725	3,754,800	$1.81	$1.18
Granted	773,187	-	1.21	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding
at December 31, 2013	3,477,912	3,754,800	$1.45	$.96

Exercisable
at December 31, 2013	3,477,912	3,754,800	$1.45	$.96

Weighted average fair value of
shares granted during 2013	$1.51	$-

			Weighted-Average
2012	Number of Shares		Exercise Price
	Warrants	Options	Warrants	Options
Outstanding at December 31, 2011	923,800	3,754,800	$1.81	$1.01
Granted	1,820,659	-	1.33	-
Exercised	(39,733)	-	.025	-
Forfeited	-	-	-	-
Outstanding at December 31, 2012	2,704,725	3,754,800	$1.51	$1.01

Exercisable at December 31, 2012	2,704,725	3,292,900	$1.51	$1.23

Weighted average fair value of shares granted during 2012	$1.16	$-

Following is a summary of nonvested shares as of December 31, 2013 and 2012 with changes during the year:

2013	Number of Shares
	Warrants	Options
Balance, December 31, 2012	-	461,900
Granted during the year	773,187	-
Vested during the year	(773,187)	(332,767)
Forfeited during the year	-	-

Balance, December 31, 2013	-	129,133

2012	Number of Shares
	Warrants	Options
Balance, December 31, 2011	-	794,667
Granted during the year	1,820,658	-
Vested during the year	(1,820,658)	(332,767)
Forfeited during the year	-	-

Balance, December 31, 2012	-	461,900

As of December 31, 2013 and 2012, there was $14,365 and $43,549, respectively of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1 year.

The fair value of each warrant or option granted is estimated on the grant date using the Black Scholes model. The expected term of warrants and options issued during 2011 was based upon a reverse merger expected in fall of 2012 in which the options were expected to be cancelled and reissued subsequent to the merger and based on a reverse merger expected in spring 2013 for warrants and options issued during 2012. The risk-free interest rate was based upon the U.S. Treasury rate on the date of grant and ranged from .14% to .19% for instruments granted in 2012 and from ..14% to 1.72% for instruments granted in 2013. There is no active external or internal market for the Company's common shares. Thus, it was not possible to estimate the expected volatility of the Company's share price in estimating fair value of options and warrants granted. Accordingly, as a substitute for such volatility, the Company used the historical volatility of a small cap growth index fund, representing the business environment in which the Company operates. Volatility ranged from 9.4% to 21.1% for instruments granted in 2012 and from 6.3% to 23.2% for instruments granted in 2013. The expected dividend rate was zero for instruments granted in 2013 and 2012.

Compensation cost charged to operations was $476,325 and $28,773 for 2013 and 2012, respectively. There was no income tax benefit realized from share-based payment arrangements with employees and directors in 2013 and 2012 since the Company had a full valuation allowance on all deferred tax assets as of those dates.. During 2013 and 2012, there were no options or warrants exercised under share-based compensation arrangements.

Following is a summary of the status of options and warrants outstanding at December 31, 2013 and 2012:

2013
Warrants			Options
		Weighted-Average			Weighted-Average
Exercise		Remaining	Exercise		Remaining
Price	Number	Contractual Life	Price	Number	Contractual Life

$0.03	79,467	0.25	$1.13	2,801,200	7.21
0.03	39,733	0.63	0.25	546,333	7.96
2.52	566,200	5.44	1.13	407,267	7.96
1.13	99,333	5.44
1.26	99,333	2.97
1.26	99,333	3.10
1.26	39,733	3.11
1.26	1,390,667	1.27
1.26	87,165	2.28
1.89	38,205	0.62
2.01	1,862	2.04
2.01	795	4.70
2.01	4,768	4.86
2.01	82,778	1.74
2.01	82,778	2.89
2.01	49,667	2.08
2.01	33,111	4.21
2.01	49,667	4.44
2.01	24,833	2.04
2.01	4,967	4.70
2.01	29,800	4.86
2.01	49,667	4.49
2.01	43,044	4.74
2.01	6,622	4.79
2.01	33,111	4.83
2.01	24,833	4.87
2.01	66,222	4.96
0.25	115,612	4.50
0.25	116,402	4.75
0.25	118,203	5.00

F-21

2012
Warrants			Options
		Weighted-Average			Weighted-Average
Exercise		Remaining	Exercise		Remaining
Price	Number	Contractual Life	Price	Number	Contractual Life

$0.03	79,467	$1.25	$1.13	2,801,100	8.21
0.03	39,733	1.63	.25	546,333	8.96
2.52	566,200	6.44	1.13	407,267	8.96
1.13	99,333	6.44
1.26	99,333	3.97
1.26	99,333	4.10
1.26	39,733	4.11
1.26	1,390,667	2.27
1.26	87,165	3.28
1.89	38,205	1.62
2.01	82,778	2.74
2.01	82,778	2.89

Note 8. –Operating Leases

The Company entered into a lease to rent office space located in Fort Worth, Texas, under an operating lease for $3,200 per month, which expired May 31, 2012 and was subsequently amended through January 31, 2017.
Under this amendment, the Company began making lease payments of $5,950 per month effective February 1, 2013. The Company also leases equipment for approximately $695 per month and incurred $81,536 and $45,920 under these lease agreements for the years ended December 31, 2013 and 2012, respectively.

The future minimum lease commitments under these leases are as follows:

2014	79,745
2015	75,173
2016	71,400
2017	5,950

Note 9. Concentrations

Four and five customers comprised approximately 78% and 84% of total revenue during 2013 and 2012, respectively and one and two customers comprised 100% of accounts receivable at December 31, 2013 and 2012.

Note 10. License Agreement

During 2011, the Company entered into an exclusive license agreement to assemble, develop and manufacture any electric vehicle developed by the Company in the Asian territories, as defined by the agreement. The total purchase price received by the Company related to this agreement was $2,750,000.

Note 11. Joint Venture Agreement

The Company entered into a joint venture agreement during 2011 in which the Company is a party to the exclusive license agreement for the Asian Territories and has been assigned 49% ownership in this license agreement.

Note 12. Litigation

There are no material, pending legal proceedings that involve the Company. From time to time, the Company may be involved in legal actions in the ordinary course of its business. However, management does not believe that any such proceedings commenced through the date of these financial statements, individually or in the aggregate, will have a material adverse effect on the Company’s financial position.

Note 13. Subsequent Events

On January 06, 2014, we issued a convertible note payable to a stockholder, in the amount of $25,000. The note matures on January 06, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 8,278 shares of common stock at the rate of $2.01 per share. The warrants expire on January 06, 2019.

On January 10, 2014, we issued a convertible note payable to a stockholder, in the amount of $35,000. The note matures on January 10, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $.1.51 per share and has warrants attached for the purchase of 11,589 shares of common stock at the rate of $.2.01 per share. The warrants expire on January 10, 2019.

On January 17, 2014, we issued a convertible note payable to a stockholder, in the amount of $40,000. The note matures on January 17, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 13,245 shares of common stock at the rate of $2.01 per share. The warrants expire on January 17, 2019.

On January 27, 2014 the Company sold units consisting of 132,450 shares at a price of $1.51 per share and warrants to purchase 66,225 shares at an exercise price of $2.01 per share, for total consideration of $200,000. The warrants expire January 27, 2019.

On February 4, 2014, we issued a convertible note payable to a stockholder, in the amount of $120,000. The note matures on February 4, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 39,733 shares of common stock at the rate of $2.01 per share. The warrants expire on February 4, 2019.

On February 14, 2014, we issued a convertible note payable to a stockholder, in the amount of $150,000. The note matures on February 14, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 49,669 shares of common stock at the rate of $2.01 per share. The warrants expire on February 14, 2019.

On February 28, 2014, we issued a convertible note payable to a stockholder, in the amount of $130,000. The note matures on February 28, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 43,044 shares of common stock at the rate of $2.01 per share. The warrants expire on February 28, 2019.

On March 14, 2014, we issued a convertible note payable to a stockholder, in the amount of $80,000. The note matures on March 14, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 26,490 shares of common stock at the rate of $2.01 per share. The warrants expire on March 14, 2019.

On March 28, 2014, we issued a convertible note payable to a stockholder in the amount of $80,000. The note matures on March 28, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 26,490 shares of common stock at the rate of $2.01 per share. The warrants expire on March 28, 2019.

On April 4, 2014, we issued a convertible note payable to a stockholder, in the amount of $50,000. The note matures on April 4, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 16,556 shares of common stock at the rate of $2.01 per share. The warrants expire on April 4, 2019.

On April 4, 2014, the Company and the holder and stockholder of a $750,000 note dated April 1, 2012 executed a letter agreement pursuant to which they agreed that: (i) the maturity date of the Note was extended to be March 31, 2015 and (ii) all interest principal and interest due on the Note shall not be due and payable until March 31, 2015. In consideration for the extension granted by the holder, the Company will issue to the holder warrants to purchase 750,000 shares of Common Stock with an exercise price of $1.26 per share and an expiration date of March 31, 2019.

On April 11, 2014, we issued a convertible note payable to a stockholder, in the amount of $70,000. The note matures on April 11, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 23,179 shares of common stock at the rate of $2.01 per share. The warrants expire on April 11, 2019.

On April 14, 2014, the Company and the holders of a series $1,750,000 notes dated April 1, 2012 executed a letter agreement pursuant to which they agreed that: all accrued interest due on the note and interest that will accrue going forward shall not be due and payable until October 1, 2014. In consideration for the extension granted by the holder, the Company will issue to the holder warrants to purchase 347,667 shares of Common Stock with an exercise price of $1.26 per share and an expiration date of March 31, 2019.

On April 10, 2014 James M. Hawes resigned from the Board of Directors of eFleets Corporation and from the board of the Company’s wholly-owned subsidiary, Good Earth Energy Conservation, Inc.,

Note 14 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at December 31, 2013, a net loss and net cash used in operating activities for the year then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, with the participation of our principal executive officer and principal financial officer have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2013, our internal control over financial reporting were not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

 PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title
James R. Emmons	60	President, Chief Executive Officer, Chief Financial Officer, and Director
Greg Horne	49	Chief Technical Officer, Assistant Secretary and Director
John Maguire	83	Secretary and Director
Robert S. Kretschmar	68	Director
Julian Stourton	54	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

James R. Emmons has been our President, Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors since May 22, 2013. Mr. Emmons joined Good Earth in November 2010 as its Chief Operating Officer and Chief Financial Officer, subsequently taking on the role of President and Chief Financial Officer in January 2011. In July 2012, Mr. Emmons became Chief Executive Officer of Good Earth and continues to serve as Good Earth’s Chief Operating Officer and President and Chief Financial Officer. Mr. Emmons joined the Board of Good Earth in January 2011 and continues to serve on its Board of Directors. From August 2006 to November 2010, Mr. Emmons served as President and CFO of General Electrodynamics Corporation and was responsible for all operations and business functions, including the design and implementation of the strategic, financial and operating plans in a multiple company structure. From May 2004 to July 2006, he served as the Chief Accounting Officer and CFO for Wilson Brothers USA, Inc., a manufacturer of promotional products with the responsibilities of managing all financial and accounting functions including financial reporting, cash management, banking relationships, audit functions, and SEC filings, including interaction with legal counsel and external auditors. Mr. Emmons earned his Bachelor of Business Administration degree in accounting and finance from the University of Texas (Arlington) in 1977. Mr. Emmons is a Certified Public Accountant licensed in the state of Texas. We believe Mr. Emmons adds value to the Board through his extensive experience with public companies and his experience in accounting, finance and manufacturing.

Greg Horne has been our Chief Technical Officer, Assistant Secretary and a member of our Board of Directors since May 22, 2013. Since January 2009, Mr. Horne has been the Chief Technical Officer of Good Earth. Since January 3, 2001, Mr. Horne has been a member of the Board of Directors of Good Earth. From January 1988 to October 1989, Mr. Horne was a design engineer at Bell Helicopter and worked on software and flight-testing on the Bell/Boeing V-22 Osprey. From November 1989 to June 1994, Mr. Horne was Director of Engineering for General Electrodynamics Corporation, responsible for design and development of weight and balance equipment for military and commercial aircraft. From July 1994 to present, he has maintained the role of President and CEO of Advanced Microcontrols Incorporated, which provides engineering services to the elevator industry, in which product safety and reliability are critical. He holds ownership rights to ten patents related to engineering, telecommunications, and radio frequency identification. Mr. Horne earned a Bachelor of Science degree in Computer Science Engineering from the University of Texas (Arlington) in 1987. Mr. Horne dedicates on average over 50 hours per week (which represents approximately 80% of his time) as our Chief Technical Officer and has no conflicts of interest related to the business of any other company for which he serves as an officer. We believe Mr. Horne’s experience as a director and executive officer of other companies and his technical experience qualifies him to serve on the Board in light of the technical nature of our business.

John Maguire founded Good Earth with James M. Hawes in 2006. Since May 22, 2013, Mr. Maguire has served as our Secretary and a member of our Board of Directors. Mr. Maguire served as Chief Financial Officer of Good Earth from 2006 to 2010, and has served as Secretary of Good Earth since late 2010 and as a director since 2006. From December 1969 to January 1983, Mr. Maguire was the Chief Financial Officer of Tyson Foods. Mr. Maguire served on the board of directors and audit committee of Bollinger Industries, Inc., a public sporting goods company based in Grand Prairie, Texas. Bollinger presently operates as a non-reporting public company, and Mr. Maguire continues to serve as a member of its board. Mr. Maguire is a CPA registered in the state of Arkansas, and is a member of the American Institute of Certified Public Accounts. He earned his Bachelor of Science/Administration degree from University of Arkansas in 1956. We believe Mr. Maguire’s experience with Good Earth since its formation, combined with his extensive experience as a director and executive officer of several other public companies, adds value to the Board.

Robert S. Kretschmar has served as a member of our Board of Directors since May, 22, 2013. Mr. Kretschmar has served as a member of the Board of Directors of Good Earth since January 2009. Mr. Kretschmar has experience managing business enterprises in Southeast Asia, Mexico and the United States. Since 1997 Mr. Kretschmar has served as the manager of a Mexican private equity fund which has equity interests in several business ventures in Latin America. From 1977 to 1988, Mr. Kretschmar served as the Managing Director of Seavex Limited, which established a multi-country network of sales representatives in Asia and the United States for international clients. Mr. Kretschmar earned an MBA degree from Harvard Business School in International Finance in 1971 and a Bachelor of Arts - Economics degree from Harvard College in 1967. We believe that Mr. Kretschmar’s extensive business education, combined with his experience in managing a variety of domestic and international companies, adds value to our Board.

Julian Stourton has served as a member of our Board of Directors since March 24, 2014. Since December 2009 Mr. Stourton has been the Chief Executive officer of  Koukis Holdings SA. Koukis Holdings SA manages a diverse portfolio of companies across the world. From September 2004 to March 2009 Mr. Stourton was General Manager Africa at Temenos SA, a company that provides Banking Software systems to the financial industry worldwide.  From June 2003 to September 2004, Mr. Stourton was Chief Operating Officer at Temenos and from September 2001 to May 2003 Mr. Stourton was a General Manager Northern Europe at Temenos. From 1989 to 2001 Mr. Stourton was a Chief Operating Officer, Europe, at  System Software Associates Inc. one of the largest ERP companies at the time.  Mr. Stourton earned his qualifications at Ampleforth College, in the United Kingdom in 1978. Koukis Holdings SA, of which Mr. Stourton is the Chief Executive Officer, is affiliated with Zeus Corp. the Company’s largest shareholder and noteholder. We believe Mr.Stourton adds value to the Board through his extensive experience with public companies and his experience in managing a variety of international companies.

Each director will serve until the next annual meeting of our stockholders.

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. Currently we do not have a formal Chairman of the Board.

Our Board of Directors is primarily responsible for overseeing our risk management processes on behalf of the Company.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding the Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by the Company are consistent with the board’s appetite for risk. While the board oversees the Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

We do not currently have an audit committee, nominating or compensation committee or committees performing similar functions. The functions customarily performed by such committees have been performed by the Company’s Board of Directors. We have not yet adopted an Audit Committee Carter but expect to do so in the near future.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2013 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except as set forth below.

James R. Emmons, Greg Horne, James M. Hawes, John Maguire and Robert S. Kretschmar each filed a late Form 3 reporting their beneficial ownership, if any. Forms 3 reporting beneficial ownership have not yet been filed for JUS-EE Investments Private Limited and Zeus Corp.and Julian Stourton.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during the last two completed fiscal years ending December 31, 2013 and 2012; (ii) each other individual who served as an executive officer of Good Earth at the conclusion of the fiscal year ended December 31, 2012 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Michael Allan English	2013	$0	$0	$0	$0	$0
	2012	$0	$0	$0	$0	$0

Anthony Vaz	2013	$0	$0	$0	$0	$0
	2012	$0	$0	$0	$0	$0

James R. Emmons,
President, Chief Executive Officer, and Chief	2013	$93,297	$0	$0	$0	$93,297
Financial Officer [1]	2012	$180,393	$0	$0	$0	$180,393

Greg Horne,	2013	$73,892	$0	$0	$0	$73,892
Chief Technical Officer and Assistant Secretary [1]	2012	$180,000	$0	$0	$0	$180,000

James M. Hawes, [2]	2013	$0	$0	$0	$0	$0
	2012	$154,167	$0	$0	$0	$154,167

(1)	Salary amounts paid are for the twelve month period listed by year.

(2)	Resigned position of Chief Executive Officer July 2012 but continued to receive compensation through September 30, 2012.

Currently, there are no employment agreements between us and our officers although we expect to enter into employment agreements with our officers in the near future.

Director Compensation

As our executive officers, Messrs. Emmons and Horne do not receive compensation for their services as directors.

The following table sets forth with respect to the named director compensation information inclusive of equity and payments made in the year ended December 31, 2013:

Name	Year	Fees Earned or Paid in Cash	All Other Compensation	Total
James Emmons	2013	$0	$0	$0
Greg Horne	2013	$0	$0	$0
John Maguire	2013	$0	$0	$0
Robert S. Kretschmar	2013	$0	$0	$0
Julian Stourton	2013	$0	$0	$0

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICPATION

None of our executive served during our last completed fiscal year as a director of any other entity whose executive officers served as a director on our Board.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

James R. Emmons	218,533	0	$1.13	2021
	79,467	0	$0.25	2021
	53,872		$.25	2023

Greg Horne	516,533	0	$1.13	2021
	198,667	0	$.25	2021
	70,282		$.25	2023

John Maguire	198,667	0	$1.13	2021
Robert S. Kretschmar	158,933	0	$1.13	2021

2013 Incentive Plan

Prior to the Merger, our Board and the holders of a majority of the holders of our outstanding shares of common stock approved and adopted the Good Earth’s 2013 Incentive Plan.

The 2013 Plan is intended to promote our business by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in our long-term growth and financial success. Under the 2013 Plan, we may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended (the “Incentive Stock Options”), non-qualified stock options (the “Nonqualified Stock Options”), stock appreciation rights (“SARs”) and restricted stock awards (the “Restricted Stock Awards”), which are restricted shares of common stock (the Incentive Stock Options, the Nonqualified Stock Options, the SARs and the Restricted Stock Awards are collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the 2013 Plan for up to ten (10) years from the effective date of the grant.

We have reserved a total of 2,441,437 shares of our common stock for issuance under the 2013 Plan. If an Incentive Award granted under the 2013 Plan expires, terminates, is unexercised or is forfeited, or if any shares of common stock are surrendered to us in connection with an Incentive Award, the shares of common stock subject to such Incentive Award and the surrendered shares of common stock will become available for further Incentive Awards under the 2013 Plan.

It is anticipated that the compensation committee of the Board, or the Board in the absence of such a committee, will administer the 2013 Plan. Subject to the terms of the 2013 Plan, the administrator of the 2013 Plan has complete authority and discretion to determine the terms of Incentive Awards under the 2013 Plan, including but not limited to the type, term, exercise price and vesting provisions of the Incentive Award. Each of the Incentive Awards will be evidenced by and issued under a written agreement with the Participant.

The number of shares of common stock subject to the 2013 Plan, the number of shares of common stock subject to any numerical limit in the 2013 Plan, and the number of shares of common stock and terms of any Incentive Awards may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction.

Director Compensation

As our executive officers, Messrs. Emmons and Horne do not receive compensation for their services as directors.

The following table sets forth with respect to the named director compensation information inclusive of equity and payments made in the year ended December 31, 2013:

	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)(1)	($)	($)	($)	($)
John Maguire	0	0	0	0	0	0	0
Robert S. Kretschmar.	0	0	0	0	0	0	0
Julian Stourton	0	0	0	0	0	0	0

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding ownership of our common stock as of    April 12, 2014 (after giving effect to the Merger) by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding common stock; (ii) each of our directors; (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act); and (iv) all our directors and executive officers as a group.

The number of shares of common stock beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including those shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
James R. Emmons (3)	351,872	(4)	3.94%
Greg Horne (5)	785,482	(6)	9.17%
James M. Hawes (7)	1,240,355	(8)	13.39%
John Maguire (9)	860,863	(10)	9.8	2%
Robert S. Kretschmar (11)	348,411	(12)	3.94%
Zeus Corp. (13)	6,978,636	14)	56.494%
Jus-EE Investments Private Limited (15)	1,708,5332	(16)	19.27%
Donna M. Fuchs-Hawes (17)	545,022	(18)	6.36%
Julian Stourton (19)	0		0%
All officers and directors as a group (6 persons)	3,586,983	(20)	33.00%

(1)	“Beneficial ownership” means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase shares of common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within sixty (60) days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2)	For each stockholder, the calculation of percentage of beneficial ownership is based upon 8,569,508 shares of common stock outstanding as of April 12, 2014, and shares of common stock subject to options, warrants and/or conversion rights held by the stockholder that are currently exercisable or exercisable within sixty (60) days, which are deemed to be outstanding and to be beneficially owned by the stockholder holding such options, warrants, or conversion rights. The percentage ownership of any stockholder is determined by assuming that the stockholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other stockholder has exercised such rights.

(3)	The business address for Mr. Emmons is 7660 Pebble Drive, Fort Worth, Texas 76118.

(4)	Represents 351,872 shares of common stock which Mr. Emmons has the right to acquire within sixty (60) days of April 12, 2014 pursuant to the exercise of options.

(5)	The business address for Mr. Horne is 7660 Pebble Drive, Fort Worth, Texas 76118.

(6)	Represents 785,482 shares of common stock which Mr. Horne has the right to acquire within sixty (60) days of April 12, 2014 pursuant to the exercise of options.

(7)	The business address for Mr. Hawes is 7660 Pebble Drive, Fort Worth, Texas 76118.

(8)	Represents 545,022 shares of common stock owned directly and 695,333 shares of common stock which Mr. Hawes has the right to acquire within sixty (60) days of April 12, 2014 pursuant to the exercise of options.

(9)	The business address for Mr. Maguire is 7660 Pebble Drive, Fort Worth, Texas 76118.

(10)	Represents 662,196 shares of common stock owned by the Maguire Joint Revocable Trust, of which Mr. Maguire is Trustee, and 198,667 shares of common stock which Mr. Maguire has the right to acquire within sixty (60) days of April 12, 2014 pursuant to the exercise of options.

(11)	The business address for Mr. Kretschmar is 956 Centre Street, Boston, Massachusetts 02130.

(12)	Represents 79,467 shares of common stock owned by the Pensco Trust, FBO Robert S. Kretschmar, IRA, 158,933 shares of common stock which Mr. Kretschmar has the right to acquire within sixty (60) days of April 12, 2014 pursuant to the exercise of options, and 110,011 shares of common stock which Mr. Kretschmar has the right to acquire within sixty (60) days of April 12, 2014 pursuant to the exercise of warrants.

(13)	The business address for Zeus Corp. is 18 Place des Philosophes, 1205, Geneva, Switzerland. The natural person who exercises voting and investment control with respect to the securities owned by Zeus Corp. is Gregoire Parel.

(14)

Represents 3,194,003 shares of common stock owned directly, 993,333 shares of common stock which Zeus Corp. has the right to acquire within sixty (60) days of April 12, 2014 pursuant to the exercise of options, and 1,559,533 shares of common stock issuable upon conversion of multiple notes totaling $2,205,000 original principal amount promissory note and the exercise of warrants totaling 1,231,767 shares of common stock.

(15)	The business address for Jus-EE Investments Private Limited is 12 First Avenue, Singapore. The natural person who exercises voting and investment control with respect to the securities owned by Jus-EE Investments Private Limited is Eddie EE.

(16)	Represents 1,311,200 shares of common stock owned directly and 248,332 shares of common stock which Jus-EE Investments Private Limited has the right to acquire within sixty (60) days of April 12, 2014 pursuant to the exercise of warrants.

(17)	The address for Ms. Fuchs-Hawes is 203 Riverwood, Boerne, Texas 78006.

(18)	Represents 545,022 shares of common stock owned directly.

(19)	The business address for Mr. Stourton is 7660 Pebble Drive, Fort Worth, Texas 76118.

(20)	Represents 1,286,685 shares of common stock owned directly by directors and executive officers, 2,300,298 shares of common stock which the directors and executive officers have the right to acquire within sixty (60) days from April 12, 2014 pursuant to the exercise of options, and 110,011 shares of common stock issuable upon the exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Transactions with Related Persons, Promoters, and Certain Control Persons

•	Secured convertible promissory note, owing to a stockholder, Zeus Corp., in the amount of $750,000 originally dated November 30, 2007, which was renewed, extended and modified as of April 1, 2012. The note bears interest at 8% per annum, principal is payable on March 31, 2014, subsequently renewed and extended to March 31, 2015 convertible into our shares of common stock at the rate of $1.26 per share, and secured by all of our the fixed assets and intellectual property..

•	During May 2013 through the June 30, 2013 time period, we received advances/loans in the amount of $25,000 from one of our directors, John Maguire, and $110,000 from Advanced Microcontrols Incorporated, of which our executive officer, Greg Horne is CEO. Both notes mature in May 2014 and accrue interest at the annual percentage rate of 8% payable at maturity. The notes are unsecured. An additional $40,000 was advanced to us by Advanced Microcontrols Incorporated during the period of July 1, 2013 through September 30, 2013, with an additional $22,000 advanced on December 12, 2013. This note bears interest at the rate of 8%, is unsecured, and matures September 3, 2014.

•	On June 28, 2013, we issued a convertible note payable to a stockholder, Zeus Corp., in the amount of $150,000. The note matures on June 28, 2014 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase 49,667 shares of common stock at the rate of $.2.01 per share. No value was assigned to the warrants at issuance. The warrants expire on June 28, 2018.

•	On September 26, 2013, we issued a convertible note payable to a stockholder, Zeus Corp., in the amount of $130,000. The note matures on September 26, 2014 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $.1.51 per share and has warrants attached for the purchase of 43,044 shares of common stock at the rate of $.2.01 per share. No value was assigned to the warrants at issuance. The warrants expire on September 26, 2018.

•	On October16, 2013, we issued a convertible note payable to a stockholder, Zeus Corp., in the amount of $20,000. The note matures on October 16, 2014 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 6,622 shares of common stock at the rate of $2.01 per share. No value was assigned to the warrants at issuance. The warrants expire on October 16, 2018.

•	On October 29, 2013, we issued a convertible note payable to a stockholder, Zeus Corp., in the amount of $100,000. The note matures on October 29, 2014 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 33,111 shares of common stock at the rate of $2.01 per share. No value was assigned to the warrants at issuance. The warrants expire on October 29, 2018.

•	On November 13, 2013, we issued a convertible note payable to a stockholder, Zeus Corp., in the amount of $75,000. The note matures on November 13, 2014 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 24,833 shares of common stock at the rate of $2.01 per share. No value was assigned to the warrants at issuance. The warrants expire on November 13, 2018.

•	On December 17, 2013, we issued a convertible note payable to a stockholder, Zeus Corp., in the amount of $200,000. The note matures on December 17, 2014 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $.1.51 per share and has warrants attached for the purchase of 66,222 shares of common stock at the rate of $2.01 per share. No value was assigned to the warrants at issuance. The warrants expire on December 17, 2018.

•	On January 06, 2014, we issued a convertible note payable to a stockholder, Zeus Corp., in the amount of $25,000. The note matures on January 06, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 8,278 shares of common stock at the rate of $2.01 per share. No value was assigned to the warrants at issuance. The warrants expire on January 06, 2019.

•	On January 10, 2014, we issued a convertible note payable to a stockholder, Zeus Corp., in the amount of $35,000. The note matures on January 10, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 11.589 shares of common stock at the rate of $2.01 per share. No value was assigned to the warrants at issuance. The warrants expire on January 10, 2019.

•	On January 17, 2014, we issued a convertible note payable to a stockholder, Zeus Corp., in the amount of $40,000. The note matures on January 17, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 13,244 shares of common stock at the rate of $2.01 per share. No value was assigned to the warrants at issuance. The warrants expire on January 17, 2019.

On February 4, 2014, we issued a convertible note payable to a stockholder, in the amount of $120,000. The note matures on February 4, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 39,735 shares of common stock at the rate of $2.01 per share. No value was assigned to the warrants at issuance. The warrants expire on February 4, 2019.

On February 14, 2014, we issued a convertible note payable to a stockholder, in the amount of $150,000. The note matures on February 14, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 49,669 shares of common stock at the rate of $2.01 per share. No value was assigned to the warrants at issuance. The warrants expire on February 14, 2019.

On February 28, 2014, we issued a convertible note payable to a stockholder, in the amount of $130,000. The note matures on February 28, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 100,000 shares of common stock at the rate of $2.01 per share. No value was assigned to the warrants at issuance. The warrants expire on February 28, 2019.

On March 14, 2014, we issued a convertible note payable to a stockholder, in the amount of $80,000. The note matures on February 28, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 26,490 shares of common stock at the rate of $2.01 per share. No value was assigned to the warrants at issuance. The warrants expire on March 14, 2019.

On March 28, 2014, we issued a convertible note payable to a stockholder in the amount of $80,000. The note matures on March 28, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 26,490 shares of common stock at the rate of $2.01 per share. No value was assigned to the warrants at issuance. The warrants expire on March 28, 2019.

On April 4, 2014, we issued a convertible note payable to a stockholder, in the amount of $50,000. The note matures on April 4, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 26,490 shares of common stock at the rate of $2.01 per share. No value was assigned to the warrants at issuance. The warrants expire on April 4, 2019.

On April 11, 2014, we issued a convertible note payable to a stockholder, in the amount of $70,000. The note matures on April 11, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.51 per share and has warrants attached for the purchase of 23,179 shares of common stock at the rate of $2.01 per share. No value was assigned to the warrants at issuance. The warrants expire on April 11, 2019.

Director Independence

Our common stock is currently quoted on the OTCQB.  Since the OTCQB does not have its own rules for director independence, we use the definition of independence established by NYSE MKT LLC (formerly NYSE Amex and formerly American Stock Exchange). Under applicable NYSE MKT LLC rules, a director will only qualify as an “independent director” if, in the opinion of the Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

We periodically review the independence of each director to determine whether there exist any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, the Board then considers whether such transactions or relationships are inconsistent with a determination that the director is independent. As this time, we have four independent directors, James M. Hawes, John Maguire, Robert S. Kretschmar and Julian Stourton. Our other directors are not independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees for professional services rendered by Weaver and Tidwell, LLP, our registered independent public accounting firm for the year ended December 31, 2013:

Description of services
Audit fees	$39,120
Audit related fees	$62,660
Tax fees	$4,500
All other fees	$0

Audit fees.    Audit fees represent fees for professional services performed by Weaver for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.    Audit-related fees represent fees for assurance and related services performed by Weaver that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. Weaver did not perform any tax compliance services.

All other fees.    Weaver did not receive any other audit fees for 2013.

The aggregate fees billed to us prior to the Merger for the fiscal years ended May 31, 2013 and 2012, by Li & Company, PC registered independent public accounting firm, were as follows:

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

ITEM 15. EXHIBITS

Exhibit Number	Description

2.1	Agreement of Merger and Plan of Reorganization by and between Numbeer, Inc., Numbeer Acquisition, Inc., and Good Earth Energy Conservation, Inc. dated as of May 22, 2013. (2)

3.1	Articles of Incorporation of Numbeer, Inc. (1)

3.2	Bylaws of eFleets Corporation (1)

3.3	Articles of Merger filed with the Secretary of State of Nevada on January 30, 2014 (in order to change name our name to eFleets Corporation)(4).

4.1	Note and Warrant Purchase Agreement by and among Good Earth Energy Conservation, Inc. and certain investors dated April 10, 2012; Amendment Number One to Note and Warrant Purchase Agreement dated September 30, 2012; sample of Secured Convertible Promissory Note (in the original principal amount of $1,000,000 payable to Fort Worth EV Investors, L.L.P.) dated April 10, 2012; form of Warrant Certificate; Warrant Agreement dated April 10, 2012; Amendment Number One to Warrant Agreement dated September 30, 3012; Security Agreement dated April 10, 2012; Equityholders Agreement dated April 10, 2012; and Registration Rights Agreement dated April 10, 2012. (2)

4.2	Consent and Waiver by certain holders of Good Earth Energy Conservation, Inc. convertible promissory notes and Fort Worth EV Investors L.L.C., as Agent for the noteholders dated May 22, 2013. (2)

4.3	Renewal, Extension and Modification of Secured Convertible Promissory Note issued by Good Earth Energy Conservation, Inc. payable to Zeus Corp. dated April 1, 2012; Convertible Promissory Note dated October 29, 2013; Security Agreement dated July 29, 2013. (2)

4.4	Consent and Waiver by Zeus Corp. dated May 22, 2013. (2)

4.5	Convertible Promissory Note issued by Good Earth Energy Conservation, Inc. payable to New September L.L.C. dated August 15, 2012 and related Warrant Certificate. (2)

4.7	2013 Incentive Plan. (2)

4.8	Consent by certain holders of Good Earth Energy Conservation, Inc. convertible promissory notes and Fort Worth EV Investors L.L.C., as Agent for the noteholders dated May 22, 2013. (2)

10.1	Exclusive License Agreement between Good Earth Energy Conservation, Inc. and Halewood Enterprises Limited dated September 9, 2011. (2)

10.2	Joint Venture Agreement between Good Earth Energy Conservation, Inc., Carens Pte Ltd, and Good Earth Energy Conservation (Asia) Pte Ltd dated September 9, 2011. (2)

10.3	Lease Agreement by and between Riverbend Properties, as landlord, and Good Earth Energy Conservation, Inc., as tenant, dated September 1, 2010; as amended by First Amendment to Lease Agreement dated December 15, 2011; as further amended by Second Amendment to Lease Agreement dated June 28, 2012; and as further amended by Third Amendment to Lease Agreement dated December 12, 3012. (2)

10.4	License Agreement by Good Earth Energy Conservation, Inc. and Robert C. Winkelman dated February 12, 2009; Amendment to License Agreement dated September 2, 2009; and Second Amendment to License Agreement dated December 14, 2009. (3)

10.5	Assignment Agreement by Good Earth Energy Conservation, Inc. and Greg Horne dated June 30, 2010, and Termination of Assignment Agreement dated January 1, 2013. (3)

10.6	Form of Dealer Agreement. (3)

10.7	Form of Promissory Note by and between Good Earth Energy Conservation, Inc. and John Maguire, dated May 8, 2013. (5)

10.8	Form of Promissory Note by and between Good Earth Energy Conservation, Inc. and Advanced Microcontrols, Inc.. (5)

10.9	Form of Warrant Certificate issued to Zeus Corp. by the Company. (5)

10.10	Zeus Security Agreement dated July 29, 2013. (6)

10.11	Consent of Fort Worth Investors L.L.C. dated April 14, 2014. (6)

16.1	Letter regarding change in certifying accountant from Li and Company, PC. (3)

21.1	Subsidiaries of the Company. (2)

31.1	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2008.

(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2013.

(3)	Incorporated by reference from our Current Report on Form 8-K/A (Amendment No. 1) filed with the Securities and Exchange Commission on July 23, 2013.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2014.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2014.

(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EFLEETS CORPORATION

Dated: April 16, 2014	By:	/s/ James R. Emmons
Name: James R. Emmons
Title: Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James R. Emmons	President, Chief Executive Officer, Chief Financial Officer, and Director	April 16, 2014
James R. Emmons

/s/ Greg Horne	Chief Technical Officer, Assistant Secretary, Director	April 16, 2014
Greg Horne

/s/ John Maguire	Secretary, Director	April 16, 2014
John Maguire

/s/ Robert S. Kretschmar	Director	April 16, 2014
Robert S. Kretschmar

/s/ Julian Stourton	Director	April 16, 2014
Julian Stourton

