Form 10-Q
period 2014-03-31
eFleets Corp
filed 2014-05-20
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-54357

eFLEETS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	26—2374319
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7660 Pebble Drive

(Address of principal executive offices)

(817) 616-3161

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months ).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

The number of shares of common stock outstanding as of May 14, 2014 was 8,758,242.

eFLEETS Corporation

Form 10-Q

For the Quarter ended March 31, 2014

ITEM 1. Consolidated Financial Statements

 eFLEETS Corporation

(A Development Stage Enterprise)

 Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$9,128	$-
Prepaid expenses	-	11,309
Accounts receivable	-	3,750
Inventory	97,402	84,501
Work in progress	22,877	-

Total current assets	129,407	99,560
Property and Equipment
Leasehold improvements	32,665	32,665
Office furniture and fixtures	119,168	117,025
Machinery and equipment	87,869	87,869
Autos and trucks	95,542	95,542
Accumulated depreciation	(173,439)	(162,289)

Total property and equipment – net	161,805	170,812

Deposits	6,200	6,200

Total assets	$297,412	$276,572

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,082,148	$1,093,983
Accrued interest	560,822	468,646
Short-term notes	175,000	197,000
Current maturities of convertible notes payable	909,272	900,110
Current maturities of long-term debt	311,520	325,675

Total current liabilities	3,038,762	2,985,414

Convertible notes payable, less current maturities	3,079,131	2,437,495
Long-term debt, less current maturities	528,140	528,140

Total long term liabilities	3,607,271	2,965,635

Total liabilities	6,646,033	5,951,049

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Common stock: $0.001 par value: 75,000,000 shares authorized; 8,569,510 shares issued and outstanding at March 31, 2014 and 8,437,059 issued and outstanding at December 31, 2013	8,570	8,437
Additional paid-in capital	7,693,364	7,462,808
Deficit accumulated during the development stage	(14,050,555)	(13,145,722)

Total stockholders' equity (deficit)	(6,348,621)	(5,674,477)

Total liabilities and stockholders' equity (deficit)	$297,412	$276,572

See accompanying notes to the financial statements

 eFLEETS Corporation

 (A Development Stage Enterprise)

 Statements of Operations

(unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	For the Period from Inception (January 30, 2006) through March 31, 2014
	(unaudited)	(unaudited)	(unaudited)
Revenues earned during the development stage	$-	$-	$673,762
Cost of sales	-	-	(1,924,014)
Gross profit/ (loss)			(1,250,252)

Operating expenses
Professional fees	123,182	67,290	840,572
Compensation	267,171	274,635	3,577,428
Stock based compensation expense	-	-	2,192,813
Research & development	3,630	6,620	1,345,776
Inventory adjustment	223,192	-	223,192
Other operating expenses	341,850	203,880	6,595,987

Total operating expenses	788,100	552,425	14,552,576

Loss from operations	(788,100)	(552,425)	(15,802,828)

Other income (expense)
Interest income	-	19	41,313
Other income (loss)	-		2,744,965
Interest expense	(116,733)	(67,133)	(1,034,005)

Total other income and expense	(116,733)	(67,114)	1,752,273

Net loss accumulated during the development stage	$(904,833)	$(619,537)	$(14,050,555)

Net loss per common share:
- Basic and diluted	$(.11)	$(.08)	$(2.38)

Weighted average common shares outstanding
- basic and diluted	8,525,359	7,435,950	5,902,784

 See accompanying notes to the financial statements.

eFLEETS Corporation

(A Development Stage Enterprise)

Statement of Stockholders' Equity (Deficit)

Three Months ended March 31, 2014 and 2013 and the Period from Inception (January 30, 2006) through March 31, 2014

(unaudited)

	Shares	Capital Stock	Additional Paid-in Capital	Deficit Accumulated During The Development Stage	Total Stockholders’ Equity (Deficit)

Balance, January 30, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock, January 2006	11,362,500	113,625	970,236	-	1,083,861
Issuance of common stock, July 2007	40,000	400	99,600	-	100,000
Issuance of common stock, January 2008	255,000	2,550	8,925	-	11,475
Issuance of common stock, June 2008	200,000	2,000	498,000	-	500,000
Issuance of common stock, October 2008	1,038,598	10,386	(10,386)	-	-
Issuance of common stock, April 2009	720,000	7,200	(7,200)	-	-
Conversion of notes payable to common stock, July 2010	1,500,000	15,000	597,099	-	612,099
Issuance of common stock, September 2010	500,000	5,000	245,000	-	250,000
Stock - based compensation expense, 2010	-	-	1,113,372	-	1,113,372
Warrants issued with debt			248,268		248,268
Net loss, January 30, 2006 through December 31, 2010	-	-	-	(5,212,366)	(5,212,366)

Balance, December 31, 2010	15,616,098	156,161	3,762,914	(5,212,366)	(1,293,291)

Stock - based compensation expense	-	-	574,343	-	574,343
Net loss	-	-	-	(474,207)	(474,207)

Balance, December 31, 2011	15,616,098	156,161	4,337,257	(5,686,573)	(1,193,155)

Conversion of notes payable to common stock, April 2012	400,000	4,000	196,000		200,000
Conversion of notes payable to common stock, December 2012	200,000	2,000	98,000		100,000
Conversion of warrants to common stock	100,000	1,000	-		1,000
Issuance of common stock, September 2012	833,333	8,333	491,667		500,000
Issuance of common stock, November 2012	833,333	8,333	491,667		500,000
Issuance of common stock, December 2012	219,375	2,194	107,494		109,688
Warrants issued with debt			93,201		93,201
Stock - based compensation expense			28,773	-	28,773
Net loss	-	-	-	(3,628,923)	(3,628,923)

Balance, December 31, 2012	18,202,139	$182,021	$5,844,059	$(9,315,496)	$(3,289,416)

Issuance of common stock, January 2013	250,000	2,500	147,500		150,000
Issuance of common stock, January 2013	18,750	188	11,063		11,251
Issuance of common stock, January 2013	500,000	5,000	295,000		300,000
Issuance of common stock, January 2013	333,333	3,333	196,667		200,000
Record merger transaction, May 2013	1,504,998	(192,444)	208,384		15,940
Record change in par value from $0.01 to $0.001		20,211	(20,211)		-
Record share exchange per merger agreement, 1: .3973333	(12,541,023)	(12,541)	12,541		-
Issuance of common stock, June 2013	99,332	99	149,901		150,000
Issuance of common Stock, September 2013	9,930	10	14,990		15,000
Issuance of common stock, November 2013	59,600	60	89,940		90,000
Stock -based compensation expense, June 2013			147,461		147,461
Stock- based compensation expense, September 2013			148,494		148,494
Stock – based compensation expense, December 2013			180,370		180,370
Warrants issued with debt			36,649		36,649
Net loss accumulated during the development stage	-	-	-	(3,830,226)	(3,830,226)

Balance, December 31, 2013 at $0.001 par value	8,437,059	$8,437	$7,462,808	$(13,145,722)	$(5,674,477)

Issuance of common stock January 2014	132,450	133	199,867		200,000
Warrants issued with debt			30,689		30,689
Net loss accumulated during the development Stage				(904,833)	(904,833)

Balance, March 31, 2014 at $.001 par	8,569,510	8,570	7,693,364	(14,050,555)	(6,348,621)

 See accompanying notes to the financial statements.

eFLEETS Corporation

(A Development Stage Enterprise)

 Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	For the Period from Inception (January 30, 2006) through March 31, 2014
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss accumulated during the development stage	$(904,833)	$(619,539)	$(14,050,555)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,150	6,735	196,045
Gain (loss) on sale of assets	-	-	5,035
Impairment of long-lived assets	-	-	41,777
Loss on related party indebtedness	-	-	150,741
Stock-based compensation expense	-	-	2,192,813
Accreted interest	21,488	-	324,311
Changes in operating assets and liabilities
Accounts receivable	3,750	28,222
Accounts receivable - related party	-	-	(250,000)
Other receivables	-	-	-
Inventory	(12,901)	(259,762)	(97,402)
Work in progress	(22,877)	-	(22,877)
Prepaid expenses	11,309	5,650
Accounts payable and accrued expenses	(11,835)	101,988	1,082,148
Accounts payable - related party	-	-	99,259
Accrued interest	92,176	11,222	560,822
Customer deposits	-		-

Net cash used in operating activities	(812,573)	(725,484)	(9,767,883)

Cash flows from investing activities:
Proceeds from maturity of certificate of deposit	-	-	25,000
Purchase of certificate of deposit	-	-	(25,000)
Purchase of property and equipment	(2,143)	(31,656)	(369,374)
Proceeds from sale of equipment	-	-	9,520
Deposits	-	-	(6,200)
Purchases of patents and trademarks	-	-	(44,808)

Net cash used in investing activities	(2,143)	(31,656)	(410,862)

Cash flows from financing activities:
Proceeds from convertible notes payable	660,000	-	4,623,878
Payments on notes payable	(22,000)	-	(272,000)
Proceeds from short- term notes	-	-	197,000
Proceeds from long-term debt	-	-	1,505,317
Payments on long-term debt	(14,156)	(11,655)	(54,537)
Issuance of common stock	200,000	668,750	4,187,215
Warrants exercised for common stock	-		1,000

Net cash provided by financing activities	823,844	657,095	10,187,873

Change in cash and cash equivalents	9,128	(100,045)	9,128

CASH AND CASH EQUIVALENTS, beginning of period	-	166,820	-

CASH AND CASH EQUIVALENTS, end of period	$9,128	$66,774	$9,128
NON-CASH FINANCING ACTIVITIES
Conversion of notes for common stock	$-	$	$912,099

Value of debt assigned to warrants	$30,689	$93,201	$160,540

See accompanying notes to the financial statements.

eFLEETS Corporation

(A Development Stage Enterprise)

Notes to the Financial Statements

(unaudited)

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

Additionally, on May 22, 2013 the Board of eFLEETS adopted the Company’s 2013 Incentive Plan (the “Plan”) and amended its bylaws to, among other things, change eFLEETS’s fiscal year end to December 31. The Plan was also approved by the Majority Shareholder. Under the Plan, 2,389,757 shares of Common Stock are reserved for issuance as incentive awards to be granted to executive officers, key employees, consultants and directors of the Company.

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

Following the Closing, the Company’s board of directors (the “Board”) consists of five members. In keeping with the foregoing, on the Closing Date Anthony Vaz, the sole director of eFLEETS prior to the Merger, appointed James M. Hawes, James R. Emmons, Greg Horne, Robert S. Kretschmar, and John Maguire to fill the vacancies on the Board and Anthony Vaz resigned his position as a director. Also, on the Closing Date, Anthony Vaz, the sole officer of Numbeer, resigned and James R. Emmons was appointed President, Chief Executive Officer, and Chief Financial Officer of the Company and Greg Horne was appointed Chief Technical Officer and Assistant Secretary of the Company.

The parties have taken the actions necessary to provide that the Merger is treated as a “tax free merger” under Section 368 of the Internal Revenue Code of 1986, as amended. Prior to the Closing, eFLEETS had established a fiscal year end of May 31. As a result of the Merger the Company has adopted the fiscal year end of December 31.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the SEC to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2014.

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

Liquidity

Historically, the Company has been dependent on debt and equity raised from individual investors to sustain its operations. The Company’s product has not sold sufficient number of units to generate significant revenue. The Company has operated as a development stage enterprise since inception with total operating expenses incurred of $14,329,384 and an overall net loss of ($14,050,555) accumulated through March 31, 2014. Net revenues recorded from inception (January 31, 2006) through March 31, 2014 are $673,762. These conditions raise substantial doubt about its ability to continue as a going concern. The Company’s December 31, 2013, fiscal year end audited financial statements contain a “going concern” opinion by our auditors. Based on the Company’s recurring losses from operations, negative cash flows from operating activities, and a working capital deficit and total stockholders’ deficit at December 31, 2013, the auditor’s opinion expresses substantial doubt about our ability to continue as a going concern. Management plans include seeking additional equity investments from private individuals as well as fund managers with a stated focus of investing in small public companies like the Company, private equity type firms, and venture capital firms. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was $2,337 and $3,298 for the quarter ended March 31, 2014 and 2013, respectively. The amounts charged for the period from inception (January 30, 2006) to March 31, 2014 were $104,264.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The research and development expenses were $3,630 and $6,620 for the quarter ended March 31, 2014 and 2013, respectively. The amounts charged for the period from inception (January 30, 2006) to March 31, 2014 amounted to $1,345,776.

Stock-based Compensation

The Company recognizes in its statement of operations the cost of employee services received in exchange for awards of equity instruments. The costs were based on their fair values at the time of the grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to employees. Stock based compensation recognized for the period from inception (January 30, 2006) to March 31, 2014 was $2,192,813. The stock based compensation expense for the quarter ended March 31, 2014 and 2013 was $0 and $0, respectively.

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

There were no potentially dilutive common shares outstanding for the quarters ended March 31, 2014 and March 31, 2013.

Note 3. Short-term Notes

Short-term notes consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013

Promissory note payable to a stockholder and director of the company, due May 8, 2014. The unsecured note accrues interest at 8% and is payable at maturity.	$25,000	$25,000

The Company issued three 8% unsecured promissory notes to a company, of which one of the Company's executive officers is the chief executive officer. The dates of the notes are May 20, 2013, September 3, 2013 and December 31, 2013 in the amounts of $110,000, $40,000, and $22,000, respectively. On February 2, 2014, the Company repaid the $22,000 note in full. The notes all mature 12 months from their issuance dates with all accrued interest due at maturity. As of May 20, 2014 the holder agreed to extend the balance of the May 20, 2013 to June 20, 2014.	150,000	172,000

Total short term notes	$175,000	$197,000

Note 4. Convertible Notes Payable

Convertible notes payable consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013

Convertible senior secured note payable to a stockholder issued jointly with Good Earth Electric Propulsion Systems, LTD originally due November 30, 2012. The note accrued interest quarterly at LIBOR plus 2% and was convertible into shares of common stock at conversion price equal to $2.50 per share. This note was renewed, extended, and modified as of April 1, 2012 with new terms as follows: Promissory note totaling $750,000, payable to a stockholder, with a stated interest rate of 8%, convertible to common stock at the rate of $.1.26 per share, due on or before December 31, 2013. The Note is secured by fixed assets and intellectual property owned/developed by the Company. The Note was extended to March 31, 2014 at the option of the Company. Effective March 31, 2014 this note was renewed and extended to March 31, 2015. .As consideration for the renewal and extension the Company issued warrants to the holder to purchase 750,000 shares of the Company's common stock at the exercise price of $1.26 per share. The warrants expire March 31, 2019.	750,000	750,000

The Company issued a series of notes payable from the period of April to July 2012 aggregating $1,750,000 less accreted interest of $57,852, as of March 31, 2014, payable to multiple unrelated parties, bearing interest at 8% until February 28, 2013 at which time the rate increased to 12% until the reverse merger requirement was satisfied per the terms of the notes and at which time the rate reverted to 8%. The notes are convertible into common stock at the rate of $1.26 per share with warrants attached to purchase 1,390,667 shares of common stock at the rate of $1.26 per share. The fair value assigned to the warrants at issuance was $93,201. The accreted interest expense of was recorded in the statement of operations.. The notes mature on March 31, 2017 and are secured by the Company's accounts receivable and inventory.	1,692,148	1,687,495

11

	2014	2013

The Company issued a series of convertible Notes to a stockholder from the period of June 28, 2013 through March 28, 2014 aggregating $1,335,000 less accreted interest of $38,745, accruing interest at 8%, all with maturities of 12 months from the date of the individual note’s issuance. The notes are convertible into common stock at the rate of $1.51 per share with warrants attached to purchase 442,033 shares of common stock at $2.01 per share. The fair value assigned to the warrants at issuance was $67,339. The accreted interest expense of $11,759 and $7,673 was recorded in the statement of operations for the year ended December 31, 2013 and the quarter end March 31, 2014, respectively.	1,296,255	650,110

A convertible promissory note payable to a stockholder, accruing interest at 8%, due August 15, 2014 secured by warrants. The note is convertible into common stock at the rate of $1.64 per share with warrants attached to purchase 38,205 shares of common stock at the rate of $1.89 per share. There was no value assigned to the warrants at issuance. The warrants expire August 14, 2014.	250,000	250,000

Total convertible notes payable	$3,988,403	$3,337,605
Less current maturities	(909,272)	(900,110)
	$3,079,131	$2,437,495

Aggregate annual maturities of convertible notes are as follows:

2014	$909,272
2015	1,386,983
2016	-
2017	1,692,148,

$3,988,403

Note 5. Long-term debt

Long-term debt consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013

Note payable to a bank in monthly installments of $540, no stated interest rate, due May 2016, secured by a vehicle.	$13,499	$15,119

Note payable to a bank in monthly installments of $845, including interest at 3.74%, due January 2017, secured by a vehicle.	26,956	29,491

Promissory note payable to a stockholder, accruing interest at 8%, due December 2014, secured by warrants. The warrants permit the holder to purchase 99,333 shares of the Company's stock at the exercise price of $2.52 per share or at the actual stock price at the time of issuance but not lower than $1.26. The warrants expire on December 19, 2016 and are callable by the Company if an S-1 is filed, in which case the warrants must be exercised within 20 days from the time the Company exercises this clause. There was no value assigned to the warrants at issuance.	250,000	250,000

$100,000 promissory note payable to a stockholder, accruing interest at 8%due March 2015, secured by warrants. The warrants permit the holder to purchase 100,000 shares of the Company's stock at the exercise price of $.01 per share. The warrants were exercised in 2012.	100,000	100,000

13

	2014	2013
The Company issued a promissory note to an outside firm in the amount of $109,205 dated December 04, 2013 payable at $5,000 per month starting on January 15, 2014 and each month thereafter until all principal and interest is paid in full. The note carries an interest rate of one-quarter of one percent (.25%) to be calculated on the unpaid principal outstanding. Payments will be credited to the accrued interest and then to reduction of principal.	$99,205	$109,205

Promissory note payable to a stockholder, accruing interest at 8%, due February 3, 2015, secured by warrants. The warrants permit the holder to purchase 99,333 shares of the Company's stock at the exercise price of $1.26 per share. The warrants expire on February 3, 2017.	250,000	250,000

Promissory note payable to a stockholder, accruing interest at 8%, due February 10, 2015, secured by warrants. The warrants permit the holder to purchase 39,733 shares of the Company's stock at the exercise price of $1.26 per share. The warrants expire on February 9, 2017.	100,000	100,000

Total long-term debt	$839,660	$853,815
Less current maturities	(311,520)	(325,675)
	$528,140	$528,140

Aggregate annual maturities of long-term debt are as follows:

2014	$311,520
2015	515,230
2016	12,068
2017	842

$839,660

Note 6. Stock Warrants and Options

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

NOTE 6. STOCK WARRANTS AND OPTIONS-CONTINUED

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

On September 11, 2013, the Board of Directors approved the issuance of warrants to an unrelated party to purchase 4,967 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

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

On November 8, 2013, the Board of Directors approved the issuance of warrants to an unrelated party to purchase 29,800 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

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

On January 6, 2014, the Board of Directors approved the issuance of warrants to a stockholder to purchase 8,278 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On January 10, 2014, the Board of Directors approved the issuance of warrants to a stockholder to purchase 11,589 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On January 17, 2014, the Board of Directors approved the issuance of warrants to a stockholder to purchase 13,244 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On January 27, 2014, the Board of Directors approved the issuance of warrants to an unrelated party to purchase 66,222 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On February 4, 2014, the Board of Directors approved the issuance of warrants to a stockholder to purchase 39,733 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On February 14, 2014, the Board of Directors approved the issuance of warrants to a stockholder to purchase 49,667 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On February 28, 2014, the Board of Directors approved the issuance of warrants to a stockholder to purchase 43,044 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On March 14, 2014, the Board of Directors approved the issuance of warrants to a stockholder to purchase 26,489 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On March 28, 2014, the Board of Directors approved the issuance of warrants to a stockholder to purchase 26,489 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

Following is a summary of the status of warrants and options for the quarter ended the March 31, 2014 and the year ended December 31, 2013:

			Weighted-Average
2014	Number of Shares		Exercise Price
	Warrants	Options	Warrants	Options
Outstanding at December 31, 2013	3,477,912	3,754,800	$1.45	$.96
Granted	284,755	-	2.01	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2014	3,762,667	3,754,800	$1.45	$.96

Exercisable at March 31, 2014	3,762,667	3,754,800	$1.45	$.96

Weighted average fair value of shares granted during 2014	$1.51	$-

			Weighted-Average
2013	Number of Shares		Exercise Price
	Warrants	Options	Warrants	Options
Outstanding at December 31, 2012	2,704,725	3,754,800	$1.81	$.96
Granted	773,187	-	1.21	-
Exercised		-		-
Forfeited	-	-	-	-
Outstanding at December 31, 2013	3,477,912	3,754,800	$1.45	$.96

Exercisable at December 31, 2013	3,477,912	3,754,800	$1.45	$.96

Weighted average fair value of shares granted during 2012	$1.51	$-

Following is a summary of nonvested shares as of March 31, 2014 and December 31, 2013 with changes during the year:

2014	Number of Shares
	Warrants	Options
Balance, December 31, 2013	-	461,900
Granted during the period	284,755	-
Vested during the period	(284,755)	(461,900)

Balance, March 31, 2014	-	-

2013	Number of Shares
	Warrants	Options
Balance, December 31, 2012	-	461,900
Granted during the year	773,187	-
Vested during the year	(773,187)	(461,900)

Balance, December 31, 2013	-	-

As of March 31, 2014 and 2013, there was $14,365 and $43,549, respectively of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1 year.

The fair value of each warrant or option granted is estimated on the grant date using the Black Scholes model. The expected term of warrants and options issued during 2011 was based upon a reverse merger expected in fall of 2012 in which the options were expected to be cancelled and reissued subsequent to the merger and based on a reverse merger expected in spring 2013 for warrants and options issued during 2012. The risk-free interest rate was based upon the U.S. Treasury rate on the date of grant and ranged from .14% to .19% for instruments granted in 2012 and from ..14% to 1.72% for instruments granted in 2013 and .14% and 1.73% for instruments granted during the quarter ended March 31, 2014. There is no active external or internal market for the Company's common shares. Thus, it was not possible to estimate the expected volatility of the Company's share price in estimating fair value of options and warrants granted. Accordingly, as a substitute for such volatility, the Company used the historical volatility of a small cap growth index fund, representing the business environment in which the Company operates. Volatility ranged from 9.4% to 21.1% for instruments granted in 2012 and from 6.3% to 23.2% for instruments granted in 2013 and from 6.3% to 16.3% for instruments granted during the quarter ended March 31, 2014. The expected dividend rate was zero for instruments granted in the quarter ended March 31, 2014 and in 2013 and 2012.

Compensation cost charged to operations was $0 and $0 for March 31, 2014 and March 31, 2013, respectively. There was no income tax benefit realized from share-based payment arrangements with employees and directors in 2013 and 2012 since the Company had a full valuation allowance on all deferred tax assets as of those dates.. During 2013 and 2012, there were no options or warrants exercised under share-based compensation arrangements.

Following is a summary of the status of options and warrants outstanding at March 31, 2014 and December 31, 2013:

2014
Warrants			Options
		Weighted-Average			Weighted-Average
Exercise		Remaining	Exercise		Remaining
Price	Number	Contractual Life	Price	Number	Contractual Life

$0.03	79,467	0.25	$1.13	2,801,200	7.21
0.03	39,733	0.63	0.25	546,333	7.96
2.52	566,200	5.44	1.13	407,267	7.96
1.13	99,333	5.44
1.26	99,333	2.97
1.26	99,333	3.10
1.26	39,733	3.11
1.26	1,390,667	1.27
1.26	87,165	2.28
1.89	38,205	0.62
2.01	1,862	2.04
2.01	795	4.70
2.01	4,768	4.86
2.01	82,778	1.74
2.01	82,778	2.89
2.01	49,667	2.08
2.01	33,111	4.21
2.01	49,667	4.44
2.01	24,833	2.04
2.01	4,967	4.70
2.01	29,800	4.86
2.01	49,667	4.49
2.01	43,044	4.74
2.01	6,622	4.79
2.01	33,111	4.83
2.01	24,833	4.87
2.01	66,222	4.96
0.25	115,612	4.50
0.25	116,402	4.75
0.25	118,203	5.00
2.01	66,222	4.83
2.01	8,278	4.77
2.01	11,589	4.78
2.01	13,244	4.80
2.01	39,733	4.85
2.01	49,667	4.88
2.01	43,044	4.92
2.01	26,489	4.96
2.01	26,489	4.99

19

2013
Warrants			Options
		Weighted-Average			Weighted-Average
Exercise		Remaining	Exercise		Remaining
Price	Number	Contractual Life	Price	Number	Contractual Life

$0.03	79,467	0.25	$1.13	2,801,200	7.21
0.03	39,733	0.63	0.25	546,333	7.96
2.52	566,200	5.44	1.13	407,267	7.96
1.13	99,333	5.44
1.26	99,333	2.97
1.26	99,333	3.10
1.26	39,733	3.11
1.26	1,390,667	1.27
1.26	87,165	2.28
1.89	38,205	0.62
2.01	1,862	2.04
2.01	795	4.70
2.01	4,768	4.86
2.01	82,778	1.74
2.01	82,778	2.89
2.01	49,667	2.08
2.01	33,111	4.21
2.01	49,667	4.44
2.01	24,833	2.04
2.01	4,967	4.70
2.01	29,800	4.86
2.01	49,667	4.49
2.01	43,044	4.74
2.01	6,622	4.79
2.01	33,111	4.83
2.01	24,833	4.87
2.01	66,222	4.96
0.25	115,612	4.50
0.25	116,402	4.75
0.25	118,203	5.00

Note 7. –Operating Leases

The Company entered into a lease to rent office space located in Fort Worth, Texas, under an operating lease for $3,200 per month, which expired May 31, 2012 and was subsequently amended through January 31, 2017. Under this amendment, the Company began making lease payments of $5,950 per month effective February 1, 2013. The Company incurred $2,085 in lease payments for the quarters ended March 31, 2014 and 2013.

The future minimum lease commitments under these leases for the years after December 31, 2013 are as follows:

2014	$79,745
2015	75,173
2016	71,400
2017	5,950

Note 8. Concentrations

One customer comprised 100% of the accounts receivable balance as of December 31, 2013.

Note 9. License Agreement

During 2011, the Company entered into an exclusive license agreement to assemble, develop and manufacture any electric vehicle developed by the Company in the Asian territories, as defined by the agreement. The total purchase price received by the Company related to this agreement was $2,750,000.

Note 10. Joint Venture Agreement

The Company entered into a joint venture agreement during 2011 in which the Company is a party to the exclusive license agreement for the Asian Territories and has been assigned 49% ownership in this license agreement.

Note 11. Litigation

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

Note 12. Subsequent Events

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

On April 24, 2014, we issued a convertible note payable to a stockholder, in the amount of $48,000. The note matures on April 24, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.00 per share and has warrants attached for the purchase of 48,000 shares of common stock at the rate of $1.20 per share. The warrants expire on April 24, 2019.

On May 2, 2014, we issued a convertible note payable to a stockholder, in the amount of $150,000. The note matures on May 2, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.00 per share and has warrants attached for the purchase of 150,000 shares of common stock at the rate of $1.20 per share. The warrants expire on May 2, 2019.

On May 19, 2014, the Company and the holder and stockholder of a $25,000 note dated May 8, 2013 executed a letter agreement pursuant to which they agreed that: (i) the maturity date of the Note was extended to be July 31, 2014 and (ii) all interest principal and interest due on the Note shall not be due and payable until July 31, 2014.

On May 20, 2014, the Company and the holder and stockholder of a $110,000 note dated May 20, 2013 executed a letter agreement pursuant to which they agreed that: (i) the maturity date of the Note was extended to be July 20, 2014 and (ii) all interest principal and interest due on the Note shall not be due and payable until July 20, 2014.

Note 13. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage through March 31, 2014, a net loss of ($14,050,555) and net cash used in operating activities of $9,767,883 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement of Forward-Looking Information

Statements in this Quarterly Report on Form 10-Q may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above under “Risk Factors,” and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this current report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this current report, except as required under applicable securities laws.

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

We have received sales orders for a total of 67 FireFly® ESVs through March 31, 2014 which represents total order value received of $1,819,538.  The sales orders representing the 67 vehicles are spread across several market segments as shown below and were all sold at the MSRP plus additional options:

•	Parking enforcement – 55 units
•	Airport Security/Patrol – 4 units
•	Universities/Colleges – 8 units

RESULTS OF OPERATIONS

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

 The Company has generated revenue from its operations from inception through March 31, 2014 of $673,762. As of the quarter ended March 31, 2014 we had $9,128 of cash on hand. We incurred operating expenses in the amount of $564,908 for the three months ended March 31, 2014 and $552,425 for the same period ended March 31, 2013. From inception to March 31, 2014, total operating expenses were $14,329,384. The operating expenses consist primarily of consulting expenses, salaries and wages, and professional fees.

Sales

Net sales for the quarters ended March 31, 2014 and March 31, 2013 were $0 and $0 respectively. While the Company’s sales backlog (open orders on hand) for the quarter was maintained at $1,102,913 no vehicle shipments were completed for the three months ended March 31, 2014. This was primarily due to the changeover to new vendors for manufacturing of several major sub-assembly parts, consequently postponing shipments to the April and forward timeframe.

Cost of Sales

Inception to date cost of sales is $1,924,014. These costs include the cost of materials, direct labor, and associated overhead costs. The Company recorded $0 in cost of sales for the three months ended March 31, 2014 and $0 for the three months ended March 31, 2013. The Company’s production has been on a “build to order” basis since inception rather than a “build to stock” basis, the latter method being required for production to achieve gross margin targets of 45% to 48% of sales. The Company has been forced to operate on the “build to order” basis due to its consistent lack of working capital. Upon implementation of this method of production, the utilization of assembly labor can be maximized along with the acquisition of parts and sub-assembly parts resulting in a much lower cost per vehicle, thus realizing our target gross margins.

Gross Profit/(Loss)

The gross loss for the quarters ended March 31, 2014 and 2013 was $0 and $0, respectively with inception to date gross loss of $1,250,252. The gross loss amounts from inception to date was a result of two major factors, production operated in a “build to order” basis which incurs a higher rate of direct labor cost per unit as well as the purchase of raw material parts and sub-assembly parts on a limited quantity basis without any benefit of volume purchase discounts. As noted above, the Company currently purchases inventory on a build to order basis thus incurring much higher cost per unit as compared to purchasing on a volume discount basis.

Selling, General and Administrative Expenses (Operating Expenses)

Operating expenses are engineering, selling, and general/administrative in nature and are principally salary and payroll associated expenses, travel, legal & professional fees and expenses, and advertising. Operating expenses for the quarter ended March 31, 2014 was $788,100 compared to $552,425 for the same quarter of 2013. The inception to date operating expenses were $14,552,576. While overall selling, general and administrative expenses were relatively the same for the March 31, 2014 quarter end as compared to the same quarter ended March 31, 2013, two accounts had a large variance on a comparison basis described as follows:

	2014	2013
Professional fees	$123,182	$67,290
Inventory adjustment	$223,192	$0

Professional fees increased from 2013 to 2014 as a result of increased legal fees related to being a public company. The Inventory adjustment amount is a result of adjusting the inventory down to net realizable value. The remainder of the small variance was spread among various operating accounts and were insignificant on an account by account basis.

Loss from Operations

Loss from operations was ($788,100) for the quarter ended March 31, 2014, compared to ($552,425) for the same quarter ended in 2013. The primary changes in 2014 as compared to the same period in 2013 was due to the adjustment to inventory in order to account for the estimated realizable value. Again, the loss from operations was a result of two major factors, production operated in a “build to order” basis which incurs a higher rate of direct labor cost per unit as well as the purchase of raw material parts and sub-assembly parts on a limited quantity basis without any benefit of volume purchase discounts. As noted above, the Company currently purchases inventory on a build to order basis thus incurring much higher cost per unit as compared to purchasing on a volume discount basis.

Other Income (expense)

Interest expense incurred for the quarter ended March 31, 2014 was $116,733 as compared to $67,133 for the same period ended March 31, 2013. The interest expense increase of $49,600 was a result of the increase in accreted interest expense related to the convertible notes incurred for the year as well as the amortization of the accreted interest. The interest expense incurred from inception to date was $1,034,004.

Net Loss

Net loss for the quarter ended March 31, 2013 was ($904,833) as compared to ($619,539) for the same quarter in 2013. The changes were due to interest expense related to new convertible notes, professional fees, cost of sales (adjustment recorded to reduce inventory values to net realizable value). The inception to date net loss incurred is ($14,050,555).

Liquidity and Capital Resources

Our current cash of $9,128 will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next twelve months; however there cannot be any assurance that we will be able to raise any capital.

We have funded our past operations through the private placement of debt and equity securities with outside investors. The funds have been exclusively used to complete the development of our vehicle, to introduce our vehicle to the market through our sales & marketing efforts of the Company, and deliver a production vehicle to the market.

For the quarters ended March 31, 2014 and 2013 the Company used cash of $812,573 and $725,484, respectively, for operations and used $9,767,883 from inception to date. Such cash used and accumulated losses have resulted primarily from costs related to personnel, consulting and professional fees For the quarter ended March 31, 2014, the net cash provided by financing activities was $823,843 and from inception to date of $10,187,873 primarily from the sale of the Company’s common stock and receipts of cash from the proceeds of new convertible notes.

The Company estimates $3,000,000 is needed over the next 12 months to fund our operations including the servicing of $3,988,403 of convertible debt, funding the marketing plan, and paying its general obligations such as accounts payable. The Company paid quarterly interest payments through December 31, 2012 on $1,750,000 in original principal amount of secured convertible promissory notes due March 31, 2017. Effective March 31, 2013, the holders of those notes consented to extend the date on which quarterly interest payments re-commence to January 1, 2014 and subsequently to October 1, 2014. The accrued interest due on these convertible notes was $176,944 as of March 31, 2013. No principal payments have been applied on any of the convertible notes as of March 31, 2014.

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

Basic Net Income (Loss) per Share - Basic earnings per share is calculated using the weighted average number of shares outstanding during the year. We have adopted ASC Topic 260-10, Earnings per Share - Overall , and use the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. Diluted loss per share is equal to basic loss per share as any possible dilutive instruments are anti-dilutive.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.   Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Limitations on the Effectiveness of Internal Controls.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2013.  There were no material changes from the risk factors during the three months ended March 31, 2014.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

4.1	Form of 8% Unsecured Convertible Promissory Note between Numbeer, Inc. and Zeus Corp(1)

4.2	Form of 8% Unsecured Promissory Note between eFleets Corporation and John Maguire(1)

4.3	Form of 8% Unsecured Promissory Note between eFleets Corporation and Advanced Microcontrols Incorporated(1)

4.4	Form of Warrant Certificate issued to Zeus Corp. by eFleets Corporation(1)

4.5	Form of 8% Unsecured Convertible Promissory Note between eFleets Corporation and Zeus Corp.(2)

4.6	Form of Warrant Certificate issued to Zeus Corp. by eFleets Corporation(2)

4.7	Form of 8% Unsecured Convertible Promissory Note between eFleets Corporation and Zeus Corp.(3)

4.8	Form of Warrant Certificate issued to Zeus Corp. by eFleets Corporation(3)

4.9	Form of agreement to extend short term note to John Maguire

4.10	Form of agreement to extend short term note to Advanced Microcontrols, Inc.

31.1	Certification of principal executive officer and principal financial officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2014.

(2)	Incorporated by Reference to the Registrant’s Current Report on Form 8-k filed on March 20, 2014.

(3)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K file d on April 3, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20 day of May 2014.

eFLEETS CORPORATION

By:	/s/ James R. Emmons
James R. Emmons
Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

