Form 10-Q/A
period 2014-03-31
eFleets Corp
filed 2014-05-22
CIK 1443157

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to eFLEET’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, as filed with the Securities and Exchange Commission on May 20. 2014, is solely to provide more clarity in the information, correction of typographical error, attach the final version of the XBRL files, and account for rounding adjustments that are not considered to be material.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

2

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

See accompanying notes to the financial statements

 eFLEETS Corporation

 (A Development Stage Enterprise)

 Statements of Operations

(unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	For the Period from Inception (January 30, 2006) through March 31, 2014
	(unaudited)	(unaudited)	(unaudited)
Revenues earned during the development stage	$-	$-	$673,762
Cost of sales	-	-	(1,924,014)
Gross profit/ (loss)			(1,250,252)

Operating expenses
Professional fees	123,182	67,290	840,572
Compensation	267,171	274,635	3,577,426
Stock based compensation expense	-	-	2,192,813
Research & development	3,630	6,620	1,345,776
Inventory adjustment	223,192	-	223,192
Other operating expenses	170,925	203,880	6,372,797

Total operating expenses	788,100	552,425	14,552,576

Loss from operations	(788,100)	(552,425)	(15,802,828)

Other income (expense)
Interest income	-	19	41,313
Other income (loss)	-		2,744,965
Interest expense	(116,733)	(67,133)	(1,034,005)

Total other income and expense	(116,733)	(67,114)	1,752,273

Net loss accumulated during the development stage	$(904,833)	$(619,539)	$(14,050,555)

Net loss per common share:
- Basic and diluted	$(.11)	$(.08)	$(2.38)

Weighted average common shares outstanding
- basic and diluted	8,525,359	7,435,950	5,902,784

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

Liquidity

Historically, the Company has been dependent on debt and equity raised from individual investors to sustain its operations. The Company’s product has not sold sufficient number of units to generate significant revenue. The Company has operated as a development stage enterprise since inception with total operating expenses incurred of $14,552,576 and an overall net loss of ($14,050,555) accumulated through March 31, 2014. Net revenues recorded from inception (January 31, 2006) through March 31, 2014 are $673,762. These conditions raise substantial doubt about its ability to continue as a going concern. The Company’s December 31, 2013, fiscal year end audited financial statements contain a “going concern” opinion by our auditors. Based on the Company’s recurring losses from operations, negative cash flows from operating activities, and a working capital deficit and total stockholders’ deficit at December 31, 2013, the auditor’s opinion expresses substantial doubt about our ability to continue as a going concern. Management plans include seeking additional equity investments from private individuals as well as fund managers with a stated focus of investing in small public companies like the Company, private equity type firms, and venture capital firms. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

There were no potentially dilutive common shares outstanding for the quarters ended March 31, 2014 and March 31, 2013.

Note 3. Short-term Notes

Short-term notes consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013

Promissory note payable to a stockholder and director of the company, due May 8, 2014. The unsecured note accrues interest at 8% and is payable at maturity.	$25,000	$25,000

The Company issued three 8% unsecured promissory notes to a company, of which one of the Company's executive officers is the chief executive officer. The dates of the notes are May 20, 2013, September 3, 2013 and December 31, 2013 in the amounts of $110,000, $40,000, and $22,000, respectively. On February 2, 2014, the Company repaid the $22,000 note in full. The notes all mature 12 months from their issuance dates with all accrued interest due at maturity. As of May 20, 2014 the holder agreed to extend the balance of the May 20, 2013 to June 20, 2014.	150,000	172,000

Total short term notes	$175,000	$197,000

Note 4. Convertible Notes Payable

Convertible notes payable consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013

Convertible senior secured note payable to a stockholder issued jointly with Good Earth Electric Propulsion Systems, LTD originally due November 30, 2012. The note accrued interest quarterly at LIBOR plus 2% and was convertible into shares of common stock at conversion price equal to $2.50 per share. This note was renewed, extended, and modified as of April 1, 2012 with new terms as follows: Promissory note totaling $750,000, payable to a stockholder, with a stated interest rate of 8%, convertible to common stock at the rate of $.1.26 per share, due on or before December 31, 2013. The Note is secured by fixed assets and intellectual property owned/developed by the Company. The Note was extended to March 31, 2014 at the option of the Company. Effective March 31, 2014 this note was renewed and extended to March 31, 2015. .As consideration for the renewal and extension the Company issued warrants to the holder to purchase 750,000 shares of the Company's common stock at the exercise price of $1.26 per share. The warrants expire March 31, 2019.	750,000	750,000

The Company issued a series of notes payable from the period of April to July 2012 aggregating $1,750,000 less accreted interest of $57,852, as of March 31, 2014, payable to multiple unrelated parties, bearing interest at 8% until February 28, 2013 at which time the rate increased to 12% until the reverse merger requirement was satisfied per the terms of the notes and at which time the rate reverted to 8%. The notes are convertible into common stock at the rate of $1.26 per share with warrants attached to purchase 1,390,667 shares of common stock at the rate of $1.26 per share. The fair value assigned to the warrants at issuance was $93,201. The accreted interest expense of was recorded in the statement of operations.. The notes mature on March 31, 2017 and are secured by the Company's accounts receivable and inventory.	1,692,148	1,687,495

15

	2014	2013

The Company issued a series of convertible Notes to a stockholder from the period of June 28, 2013 through March 28, 2014 aggregating $1,335,000 less accreted interest of $38,745, accruing interest at 8%, all with maturities of 12 months from the date of the individual note’s issuance. The notes are convertible into common stock at the rate of $1.51 per share with warrants attached to purchase 442,033 shares of common stock at $2.01 per share. The fair value assigned to the warrants at issuance was $67,339. The accreted interest expense of $11,759 and $7,673 was recorded in the statement of operations for the year ended December 31, 2013 and the quarter end March 31, 2014, respectively.	1,296,255	650,110

A convertible promissory note payable to a stockholder, accruing interest at 8%, due August 15, 2014 secured by warrants. The note is convertible into common stock at the rate of $1.64 per share with warrants attached to purchase 38,205 shares of common stock at the rate of $1.89 per share. There was no value assigned to the warrants at issuance. The warrants expire August 14, 2014.	250,000	250,000

Total convertible notes payable	$3,988,403	$3,337,605
Less current maturities	(909,272)	(900,110)
	$3,079,131	$2,437,495

Aggregate annual maturities of convertible notes are as follows:

2014	$909,272
2015	1,386,983
2016	-
2017	1,692,148

$3,988,403

Note 5. Long-term debt

Long-term debt consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013

Note payable to a bank in monthly installments of $540, no stated interest rate, due May 2016, secured by a vehicle.	$13,499	$15,119

Note payable to a bank in monthly installments of $845, including interest at 3.74%, due January 2017, secured by a vehicle.	26,956	29,491

Promissory note payable to a stockholder, accruing interest at 8%, due December 2014, secured by warrants. The warrants permit the holder to purchase 99,333 shares of the Company's stock at the exercise price of $2.52 per share or at the actual stock price at the time of issuance but not lower than $1.26. The warrants expire on December 19, 2016 and are callable by the Company if an S-1 is filed, in which case the warrants must be exercised within 20 days from the time the Company exercises this clause. There was no value assigned to the warrants at issuance.	250,000	250,000

$100,000 promissory note payable to a stockholder, accruing interest at 8%due March 2015, secured by warrants. The warrants permit the holder to purchase 100,000 shares of the Company's stock at the exercise price of $.01 per share. The warrants were exercised in 2012.	100,000	100,000

17

	2014	2013
The Company issued a promissory note to an outside firm in the amount of $109,205 dated December 04, 2013 payable at $5,000 per month starting on January 15, 2014 and each month thereafter until all principal and interest is paid in full. The note carries an interest rate of one-quarter of one percent (.25%) to be calculated on the unpaid principal outstanding. Payments will be credited to the accrued interest and then to reduction of principal.	$99,205	$109,205

Promissory note payable to a stockholder, accruing interest at 8%, due February 3, 2015, secured by warrants. The warrants permit the holder to purchase 99,333 shares of the Company's stock at the exercise price of $1.26 per share. The warrants expire on February 3, 2017.	250,000	250,000

Promissory note payable to a stockholder, accruing interest at 8%, due February 10, 2015, secured by warrants. The warrants permit the holder to purchase 39,733 shares of the Company's stock at the exercise price of $1.26 per share. The warrants expire on February 9, 2017.	100,000	100,000

Total long-term debt	$839,660	$853,815
Less current maturities	(311,520)	(325,675)
	$528,140	$528,140

Aggregate annual maturities of long-term debt are as follows:

2014	$311,520
2015	515,230
2016	12,068
2017	842

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

25

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

 The Company has generated revenue from its operations from inception through March 31, 2014 of $673,762. As of the quarter ended March 31, 2014 we had $9,128 of cash on hand. We incurred operating expenses in the amount of $788,100 for the three months ended March 31, 2014 and $552,425 for the same period ended March 31, 2013. From inception to March 31, 2014, total operating expenses were $14,552,576. The operating expenses consist primarily of consulting expenses, salaries and wages, and professional fees.

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

Net Loss

Net loss for the quarter ended March 31, 2013 was ($904,833) as compared to ($619,539) for the same quarter in 2013. The changes were due to interest expense related to new convertible notes, professional fees, and operating expenses (adjustment recorded to reduce inventory values to net realizable value). The inception to date net loss incurred is ($14,050,555).

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

4.1	Form of 8% Unsecured Convertible Promissory Note between Numbeer, Inc. and Zeus Corp(1)

4.2	Form of 8% Unsecured Promissory Note between eFleets Corporation and John Maguire(1)

4.3	Form of 8% Unsecured Promissory Note between eFleets Corporation and Advanced Microcontrols Incorporated(1)

4.4	Form of Warrant Certificate issued to Zeus Corp. by eFleets Corporation(1)

4.5	Form of 8% Unsecured Convertible Promissory Note between eFleets Corporation and Zeus Corp.(2)

4.6	Form of Warrant Certificate issued to Zeus Corp. by eFleets Corporation(2)

4.7	Form of 8% Unsecured Convertible Promissory Note between eFleets Corporation and Zeus Corp.(3)

4.8	Form of Warrant Certificate issued to Zeus Corp. by eFleets Corporation(3)

4.9	Form of agreement to extend short term note to John Maguire

4.10	Form of agreement to extend short term note to Advanced Microcontrols, Inc.

31.1	Certification of principal executive officer and principal financial officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2014.

(2)	Incorporated by Reference to the Registrant’s Current Report on Form 8-k filed on March 20, 2014.

(3)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K file d on April 3, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of May 2014.

eFLEETS CORPORATION

By:	/s/ James R. Emmons
James R. Emmons
Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

