Form 10-Q
period 2014-06-30
eFleets Corp
filed 2014-08-28
CIK 1443157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of common stock outstanding as of August 27, 2014 was 8,879,745.

eFLEETS Corporation

Form 10-Q

For the Quarter ended June 30, 2014

ITEM 1. Financial Statements

 eFLEETS Corporation

(A Development Stage Enterprise)

 Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$526	$-
Prepaid expenses	104,995	11,309
Accounts receivable	167,549	3,750
Raw materials	80,057	84,501
Work in progress	37,736	-

Total current assets	390,863	99,560

Property and Equipment
Leasehold improvements	32,665	32,665
Office furniture and fixtures	119,168	117,025
Machinery and equipment	87,869	87,869
Autos and trucks	56,665	95,542
Accumulated depreciation	(157,799)	(162,289)

Total property and equipment – net	138,568	170,812

Other assets	137,255	6,200

Total assets	$666,686	$276,572

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,230,525	$1,093,983
Accrued interest	667,233	468,646
Short-term notes	175,000	197,000
Advances from factoring of accounts receivable	112,639	-
Current maturities of convertible notes payable	2,522,569	900,110
Current maturities of long-term debt	763,669	325,675

Total current liabilities	5,471,635	2,985,414

Convertible notes payable, less current maturities	1,946,814	2,437,495
Long-term debt, less current maturities	59,956	528,140

Total long- term liabilities	2,006,770	2,965,635

Total liabilities	7,478,405	5,951,049

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Common stock: $0.001 par value: 75,000,000 shares authorized; 8,879,745 shares issued and outstanding at June 30, 2014 and 8,437,059 issued and outstanding at December 31, 2013	8,880	8,437
Additional paid-in capital	8,762,488	7,462,808
Deficit accumulated during the development stage	(15,583,087)	(13,145,722)

Total stockholders' equity (deficit)	(6,811,719)	(5,674,477)

Total liabilities and stockholders' equity (deficit)	$666,686	$276,572

See accompanying notes to the financial statements

 eFLEETS Corporation

 (A Development Stage Enterprise)

 Statements of Operations

(unaudited)

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013	For the Period from Inception (January 30, 2006) through June 30, 2014
	(unaudited)	(unaudited)	(unaudited)
Revenues earned during the development stage	$259,993	$119,173	$933,755
Cost of sales	(628,497)	(381,113)	(2,552,511)
Gross profit/ (loss)	(368,504)	(261,940)	(1,618,756)

Operating expenses
Professional fees	223,437	164,376	940,827
Compensation	547,289	553,404	3,857,544
Stock based compensation expense	-	147,461	2,192,813
Research & development	27,689	23,833	1,369,835

Other operating expenses	677,529	390,765	6,879,401

Total operating expenses	1,475,944	1,279,839	15,240,420

Loss from operations	(1,844,448)	(1,541,779)	(16,859,176)

Other income (expense)
Interest income	-	18	41,313
Other income (loss)	17,032		2,761,997
Interest expense	(297,949)	(148,565)	(1,215,221)
Loss on modification of debt	(312,000)		(312,000)

Total other income and (expense)	(592,917)	(148,547)	1,276,089

Net loss accumulated during the development stage	$(2,437,365)	$(1,690,326)	$(15,583,087)

Net loss per common share:
- Basic and diluted	$(.28)	$(.22)	$(2.60)

Weighted average common shares outstanding
- basic and diluted	8,599,140	7,652,745	5,985,065

 See accompanying notes to the financial statements.

 eFLEETS Corporation

 (A Development Stage Enterprise)

 Statements of Operations

(unaudited)

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013
	(unaudited)	(unaudited)
Revenues earned during the development stage	$259,993	$119,173
Cost of sales	(405,305)	(381,114)
Gross profit/ (loss)	(145,312)	(261,941)

Operating expenses
Professional fees	100,256	97,086
Compensation	280,118	278,769
Stock based compensation expense	-	147,461
Research & development	24,059	17,104
Other operating expenses	506,604	186,996

Total operating expenses	911,037	727,416

Loss from operations	(1,056,349)	(989,357)

Other income (expense)
Other income (loss)	17,032	-
Interest expense	(181,216)	(81,433)
Loss on modification of debt	(312,000)	-

Total other income (expense)	(476,184)	(81,433)

Net loss accumulated during the development stage	$(1,532,533)	$(1,070,790)

Net loss per common share:
- Basic and diluted	$(.18)	$(.14)

Weighted average common shares outstanding
- basic and diluted	8,672,921	7,869,539

 See accompanying notes to the financial statements.

eFLEETS Corporation

(A Development Stage Enterprise)

Statement of Stockholders' Equity (Deficit)

Six Months ended June 30, 2014 and 2013 and the Period from Inception (January 30, 2006) through June 30, 2014

(unaudited)

	Shares	Capital Stock	Additional Paid-in Capital	Deficit Accumulated During The Development Stage	Total Stockholders’ Equity (Deficit)

Balance, January 30, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock, January 2006	11,362,500	113,625	970,236	-	1,083,861
Issuance of common stock, July 2007	40,000	400	99,600	-	100,000
Issuance of common stock, January 2008	255,000	2,550	8,925	-	11,475
Issuance of common stock, June 2008	200,000	2,000	498,000	-	500,000
Issuance of common stock, October 2008	1,038,598	10,386	(10,386)	-	-
Issuance of common stock, April 2009	720,000	7,200	(7,200)	-	-
Conversion of notes payable to common stock, July 2010	1,500,000	15,000	597,099	-	612,099
Issuance of common stock, September 2010	500,000	5,000	245,000	-	250,000
Stock - based compensation expense, 2010	-	-	1,113,372	-	1,113,372
Warrants issued with debt			248,268		248,268
Net loss, January 30, 2006 through December 31, 2010	-	-	-	(5,212,366)	(5,212,366)

Balance, December 31, 2010	15,616,098	156,161	3,762,914	(5,212,366)	(1,293,291)

Stock - based compensation expense	-	-	574,343	-	574,343
Net loss	-	-	-	(474,207)	(474,207)

Balance, December 31, 2011	15,616,098	156,161	4,337,257	(5,686,573)	(1,193,155)

Conversion of notes payable to common stock, April 2012	400,000	4,000	196,000		200,000
Conversion of notes payable to common stock, December 2012	200,000	2,000	98,000		100,000
Conversion of warrants to common stock	100,000	1,000	-		1,000
Issuance of common stock, September 2012	833,333	8,333	491,667		500,000
Issuance of common stock, November 2012	833,333	8,333	491,667		500,000
Issuance of common stock, December 2012	219,375	2,194	107,494		109,688
Warrants issued with debt			93,201		93,201
Stock - based compensation expense			28,773	-	28,773
Net loss	-	-	-	(3,628,923)	(3,628,923)

Balance, December 31, 2012	18,202,139	$182,021	$5,844,059	$(9,315,496)	$(3,289,416)

Issuance of common stock, January 2013	250,000	2,500	147,500		150,000
Issuance of common stock, January 2013	18,750	188	11,063		11,251
Issuance of common stock, January 2013	500,000	5,000	295,000		300,000
Issuance of common stock, January 2013	333,333	3,333	196,667		200,000
Record merger transaction, May 2013	1,504,998	(192,444)	208,384		15,940
Record change in par value from $0.01 to $0.001		20,211	(20,211)		-
Record share exchange per merger agreement, 1: .3973333	(12,541,023)	(12,541)	12,541		-
Issuance of common stock, June 2013	99,332	99	149,901		150,000
Issuance of common Stock, September 2013	9,930	10	14,990		15,000
Issuance of common stock, November 2013	59,600	60	89,940		90,000
Stock -based compensation expense, June 2013			147,461		147,461
Stock- based compensation expense, September 2013			148,494		148,494
Stock – based compensation expense, December 2013			180,370		180,370
Warrants issued with debt			36,649		36,649
Net loss accumulated during the development stage	-	-	-	(3,830,226)	(3,830,226)

Balance, December 31, 2013 at $0.001 par value	8,437,059	8,437	7,462,808	(13,145,722)	(5,674,477)

Issuance of common stock January 2014	132,450	133	199,867		200,000
Warrants issued with debt			176,716		176,716
Warrants issued for debt modification			455,000		455,000
Issuance of common stock May 2014	310,236	310	468,097		468,407
Net loss accumulated during the development Stage				(2,437,365)	(2,437,365)

Balance, June 30, 2014 at $.001 par	8,879,745	$8,880	$8,762,488	$(15,583,087)	$(6,811,719)

See accompanying notes to the financial statements.

eFLEETS Corporation

(A Development Stage Enterprise)

 Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013	For the Period from Inception (January 30, 2006) through June 30, 2014
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss accumulated during the development stage	$(2,437,365)	$(1,690,326)	$(15,583,087)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	34,244	13,470	219,139
Gain on sale of assets	(17,032)	-	(11,997)
Impairment of long-lived assets	-	-	41,777
Loss on related party indebtedness	-	-	150,741
Loss on modification of debt	312,000		312,000
Stock-based compensation expense	-	147,461	2,192,813
Accreted interest	79,496	-	382,318
Changes in operating assets and liabilities
Accounts receivable	(163,799)	(33,030)	(167,549)
Accounts receivable - related party	-	-	(250,000)
Other receivables	-	-	-
Raw materials	4,442	(133,796)	(80,059)
Work in progress	(37,736)	-	(37,736)
Prepaid expenses	(93,686)	(950)	(104,995)
Accounts payable and accrued expenses	136,542	489,352	1,230,525
Accounts payable - related party	-	-	99,259
Accrued interest	198,587	90,848	667,233
Advances from factoring of accounts receivable	112,639	-	112,639
Customer deposits	-		-

Net cash provided by (used) in operating activities	(1,871,668)	(1,116,971)	(10,826,979)

Cash flows from investing activities:
Proceeds from maturity of certificate of deposit	-	-	25,000
Purchase of certificate of deposit	-	-	(25,000)
Purchase of property and equipment	(2,143)	(37,394)	(369,374)
Proceeds from sale of equipment	29,122	-	38,642
Deposits	-	-	(6,200)
Purchases of patents and trademarks	-	-	(44,808)

Net cash used in investing activities	26,979	(37,394)	(381,740)

Cash flows from financing activities:
Proceeds from convertible notes payable	1,229,000	150,000	5,192,878
Payments on short term notes payable	(22,000)	-	(272,000)
Proceeds from short- term notes	-	135,000	197,000
Proceeds from long-term debt	-	-	1,505,317
Payments on long-term debt	(30,192)	(8,311)	(70,572)
Issuance of common stock	668,407	827,190	4,655,622
Warrants exercised for common stock	-		1,000

Net cash provided by financing activities	1,845,215	1,103,879	11,209,245

Change in cash and cash equivalents	526	(50,486)	526

CASH AND CASH EQUIVALENTS, beginning of period	-	166,820	-

CASH AND CASH EQUIVALENTS, end of period	$526	$116,334	$526
NON-CASH FINANCING ACTIVITIES
Conversion of notes for common stock	$-	$	$912,099

Value of debt assigned to warrants	$176,716	$93,201	$306,566

Non-cash debt modification costs	$143,000	$-	$143,000

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

Reclassifications

Certain reclassifications have been made to prior period’s data to conform to the current period’s presentation. These reclassifications had no impact on the reported net loss accumulated during the development stage.

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

Liquidity

Historically, the Company has been dependent on debt and equity raised from individual investors to sustain its operations. The Company’s product has not sold a sufficient number of units to generate significant revenue. The Company has operated as a development stage enterprise since inception with total operating expenses incurred of $15,240,420 and an overall net loss of ($15,583,087) accumulated through June 30, 2014. Net revenues recorded from inception (January 31, 2006) through June 30, 2014 are $933,755. These conditions raise substantial doubt about its ability to continue as a going concern. The Company’s December 31, 2013, fiscal year end audited financial statements contain a “going concern” opinion by our auditors. Based on the Company’s recurring losses from operations, negative cash flows from operating activities, and a working capital deficit and total stockholders’ deficit at December 31, 2013, the auditor’s opinion expresses substantial doubt about our ability to continue as a going concern. Management plans include seeking additional equity investments from private individuals as well as fund managers with a stated focus of investing in small public companies like the Company, private equity type firms, and venture capital firms. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Inventory

Inventory consists of parts, supplies, labor, and manufacturing overhead. Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value).

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was $9,118 and $1,754 for the three months ended June 30, 2014 and 2013, respectively. The amounts expensed for the six months ended June 30, 2014 and June 30, 2013 were $11,455 and $5,052, respectively. The amounts charged for the period from inception (January 30, 2006) to June 30, 2014 were $113,382.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The research and development expenses were $24,059 and $17,104 for the three months ended June 30, 2014 and 2013, respectively. The amounts charged for the six months ended June 30, 2014 and June 30, 2013 were $27,689 and $23,833, respectively. The amounts charged for the period from inception (January 30, 2006) to June 30, 2014 amounted to $1,369,835.

Stock-based Compensation

The Company recognizes in its statement of operations the cost of employee services received in exchange for awards of equity instruments. The costs were based on their fair values at the time of the grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to employees. Stock based compensation recognized for the period from inception (January 30, 2006) to June 30, 2014 was $2,192,813. The stock based compensation expense for the three months ended June 30, 2014 and 2013 was $0 and $147,461, respectively. The stock based compensation expense for the six months ended June 30, 2014 and June 30, 2013 was $0 and $147,461, respectively.

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

There were no potentially dilutive common shares outstanding for the quarters ended June 30, 2014 and June 30, 2013.

Note 3. Short-term notes and advances

Short-term notes consisted of the following at June 30, 2014 and December 31, 2013:

	2014	2013

Promissory note payable to a stockholder and director of the company, due May 8, 2014, subsequently extended to September 30, 2014. The unsecured note accrues interest at 8% and is payable at maturity.	$25,000	$25,000

The Company issued three 8% unsecured promissory notes to a company, of which one of the Company's executive officers is the chief executive officer. The dates of the notes are May 20, 2013, September 3, 2013 and December 31, 2013 in the amounts of $110,000, $40,000, and $22,000, respectively. On February 2, 2014, the Company repaid the $22,000 note in full. The notes all mature 12 months from their issuance dates with all accrued interest due at maturity. As of August 15, 2014 the holder agreed to extend the balance of the May 20, 2013 note to September 20, 2014.	150,000	172,000

Total short-term notes	$175,000	$197,000

Advances consisted of the following at June 30, 2014 and December 31, 2013:

	2014	2013

This amount represents amounts advanced to the Company as a part of a factoring agreement whereby the Company can draw up to 85% of the amount of each billing to its customers. When the full payment is received by the Company from its customers the factoring/financing company receives payment in the form of interest at the rate of .90% for every 15 days the amount is outstanding from the date the invoiced is financed plus the principal amount advanced.	$112,639	$-

Total advances	$112,639	$-

Note 4. Convertible Notes Payable

Convertible notes payable consisted of the following at June 30, 2014 and December 31, 2013:

2014	2013

Convertible senior secured note payable to a stockholder issued jointly with Good Earth Electric Propulsion Systems, LTD originally due November 30, 2012. The note accrued interest quarterly at LIBOR plus 2% and was convertible into shares of common stock at conversion price equal to $2.50 per share. This note was renewed, extended, and modified as of April 1, 2012 with new terms as follows: Promissory note totaling $750,000, payable to a stockholder, with a stated interest rate of 8%, convertible to common stock at the rate of $1.26 per share, due on or before December 31, 2013. The Note is secured by fixed assets and intellectual property owned/developed by the Company. The Note was extended to March 31, 2014 at the option of the Company. Effective March 31, 2014 this note was renewed and extended to March 31, 2015. As consideration for the renewal and extension the Company issued warrants to the holder to purchase 750,000 shares of the Company's common stock at the exercise price of $1.26 per share. The fair value assigned to the warrants at issuance was $312,000. The warrants expire March 31, 2019.

$750,000	$750,000

The Company issued a series of notes payable from the period of April to July 2012 aggregating $1,750,000 less accreted interest of $53,186 and $62,505, as of June 30, 2014 and December 31, 2013, respectively, payable to multiple unrelated parties, bearing interest at 8% until February 28, 2013 at which time the rate  increased to 12% until the reverse merger requirement was satisfied per the terms of the notes and at which time the rate  reverted to 8%. On April 14, 2014, the Company and the holders executed a letter agreement pursuant to which they agreed that: all accrued interest due on the note and interest that will accrue going forward shall not be due and payable until October 1, 2014. In consideration for the deferral of interest payments granted by the holder, the Company will issue to the holder warrants to purchase 347,667 shares of Common Stock with an exercise price of $1.26 per share and an expiration date of March 31, 2019. The fair value assigned to these warrants at issuance was $143,000.

The notes are convertible into common stock at the rate of $1.26 per share with warrants attached to purchase 1,390,667 shares of common stock at the rate of $1.26 per share. The fair value assigned to the warrants at issuance was $93,201. Accreted interest expense was recorded in the statement of operations. The notes mature on March 31, 2017 and are secured by the Company's accounts receivable and inventory.

1,696,814	1,687,495

13

	2014	2013

The Company issued a series of convertible Notes to a stockholder from the period of June 28, 2013 through April 11, 2014 aggregating $1,455,000 less accreted interest of $21,910 and $24,890 as of June 30, 2014 and December 31, 2013 respectively, accruing interest at 8%, all with maturities of 12 months from the date of the individual note’s issuance. One of the series of notes matured June 28, 2014 and was subsequently renewed and extended, along with the accrued interest, to June 28, 2015. The notes are convertible into common stock at the rate of $1.51 per share with warrants attached to purchase 442,033 shares of common stock at $2.01 per share. The fair value assigned to the warrants at issuance was $67,339.

	1 ,433,090	650,110

The Company issued a series of convertible Notes to a related party from the period of April 24, 2014 through June 30, 2014 aggregating $449,000 less accreted interest of $36,507, as of June 30, 2014 accruing interest at 8%, all with maturities of 12 months from the date of the individual note’s issuance. The notes are convertible into common stock at the rate of $1.00 per share with warrants attached to purchase 449,000 shares of common stock at $1.20 per share. The fair value assigned to the warrants at issuance was $146,028.	339,479	-

A convertible promissory note payable to a stockholder, accruing interest at 8%, due August 15, 2014 which has been renewed and extended to a maturity of August 15, 2015 secured by warrants. The note is convertible into common stock at the rate of $1.64 per share with warrants attached to purchase 38,205 shares of common stock at the rate of $1.89 per share. There was no value assigned to the warrants at issuance. The warrants expire August 14, 2017.	250,000	250,000

Total convertible notes payable	$4,469,383	$3,337,605
Less current maturities	(2,522,569)	(900,110)
	$1,946,814	$2,437,495

Note 5. Long-term debt

Long-term debt consisted of the following at June 30, 2014 and December 31, 2013:

	2014	2013

Note payable to a bank in monthly installments of $540, no stated interest rate, due May 2016, secured by a vehicle.	$-	$15,119

Note payable to a bank in monthly installments of $845, including interest at 3.74%, due January 2017, secured by a vehicle.	24,420	29,491

Promissory note payable to a stockholder, accruing interest at 8%, due December 2014, secured by warrants. The warrants permit the holder to purchase 99,333 shares of the Company's stock at the exercise price of $2.52 per share or at the actual stock price at the time of issuance but not lower than $1.26. The warrants expire on December 19, 2016 and are callable by the Company if an S-1 is filed, in which case the warrants must be exercised within 20 days from the time the Company exercises this clause. There was no value assigned to the warrants at issuance.	250,000	250,000

$100,000 promissory note payable to a stockholder, accruing interest at 8% due March 2015, secured by warrants. The warrants permit the holder to purchase 100,000 shares of the Company's stock at the exercise price of $.01 per share. The warrants were exercised in 2012.	100,000	100,000

15

	2014	2013

The Company issued a promissory note to an outside firm in the amount of $109,205 dated December 04, 2013 payable at $5,000 per month starting on January 15, 2014 and each month thereafter until all principal and interest is paid in full. Effective April 1, 2014 the monthly payments were deferred, beginning April 1, 2014 and resuming on October 1, 2014. The note carries an interest rate of one-quarter of one percent (.25%) to be calculated on the unpaid principal outstanding. Payments will be credited to the accrued interest and then to reduction of principal.	$99,205	$109,205

Promissory note payable to a stockholder, accruing interest at 8%, due February 3, 2015, secured by warrants. The warrants permit the holder to purchase 99,333 shares of the Company's stock at the exercise price of $1.26 per share. The warrants expire on February 3, 2017.	250,000	250,000

Promissory note payable to a stockholder, accruing interest at 8%, due February 10, 2015, secured by warrants. The warrants permit the holder to purchase 39,733 shares of the Company's stock at the exercise price of $1.26 per share. The warrants expire on February 9, 2017.	100,000	100,000

Total long-term debt	$823,625	$853,815
Less current maturities	(763,669)	(325,675)
	$59,956	$528,140

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

On April 4, 2014, the Board of Directors approved the issuance of warrants to a stockholder to purchase 16,556 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On April 11, 2014, the Board of Directors approved the issuance of warrants to a stockholder to purchase 23,179 shares of the Company’s common stock. Such warrants are exercisable at $2.01 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On April 24, 2014, the Board of Directors approved the issuance of warrants to a related party to purchase 48,000 shares of the Company’s common stock. Such warrants are exercisable at $1.20 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On May 2, 2014, the Board of Directors approved the issuance of warrants to a related party to purchase 150,000 shares of the Company’s common stock. Such warrants are exercisable at $1.20 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On May 23, 2014, the Board of Directors approved the issuance of warrants to a related party to purchase 82,000 shares of the Company’s common stock. Such warrants are exercisable at $1.20 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On June 4, 2014, the Board of Directors approved the issuance of warrants to a related party to purchase 69,000 shares of the Company’s common stock. Such warrants are exercisable at $1.20 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On June 11, 2014, the Board of Directors approved the issuance of warrants to a related party to purchase 50,000 shares of the Company’s common stock. Such warrants are exercisable at $1.20 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

On June 26, 2014, the Board of Directors approved the issuance of warrants to a related party to purchase 50,000 shares of the Company’s common stock. Such warrants are exercisable at $1.20 per share. The warrants vest immediately upon issuance and expire within 5 years of issuance.

Compensation cost charged to operations was $0 and $147,461 for the three and six months ended June 30, 2014 and June 30, 2013, respectively. There was no income tax benefit realized from share-based payment arrangements with employees and directors for the six months ended June 30, 2014 and 2013 since the Company had a full valuation allowance on all deferred tax assets as of those dates. During the six months ended June 30, 2014 and 2013, there were no options or warrants exercised under share-based compensation arrangements.

Note 7. Concentrations

One customer comprised approximately 61% and 81% of the accounts receivable balance as of June 30, 2014 and 2013, respectively.

Note 8. License Agreement

During 2011, the Company entered into an exclusive license agreement to assemble, develop and manufacture any electric vehicle developed by the Company in the Asian territories, as defined by the agreement. The total purchase price received by the Company related to this agreement was $2,750,000.

Note 9. Joint Venture Agreement

The Company entered into a joint venture agreement during 2011 in which the Company is a party to the exclusive license agreement for the Asian Territories and has been assigned 49% ownership in this license agreement.

Note 10. Litigation

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

Note 11. Subsequent Events

On July 7, 2014, we issued a convertible note payable to a stockholder, in the principal amount of 44,675 swiss francs of which the Company received $50,000. The note matures on July 7, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.00 per share and has warrants attached for the purchase of 50,000 shares of common stock at the rate of $1.20 per share. No value was assigned to the warrants at issuance. The warrants expire on July 7, 2019.

On July 11, 2014, we issued a convertible note payable to a stockholder, in the amount of 38,335 swiss francs of which the Company received $43,000. The note matures on July 11, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.00 per share and has warrants attached for the purchase of 43,000 shares of common stock at the rate of $1.20 per share. No value was assigned to the warrants at issuance. The warrants expire on July 11, 2019.

On July 18, 2014, we issued a convertible note payable to a stockholder, in the amount of 30,525 swiss francs of which the Company received $34,000. The note matures on July 18, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.00 per share and has warrants attached for the purchase of 34,000 shares of common stock at the rate of $1.20 per share. No value was assigned to the warrants at issuance. The warrants expire on July 18, 2019.

On August 1, 2014, we issued a convertible note payable to a stockholder, in the amount of 90,790 swiss francs of which the Company received $100,000. The note matures on August 1, 2015 and accrues interest at the annual rate of 8%. The note can be converted into our common stock at the rate of $1.00 per share and has warrants attached for the purchase of 100,000 shares of common stock at the rate of $1.20 per share. No value was assigned to the warrants at issuance. The warrants expire on August 1, 2019.

On August 15, 2014, the Company and the holder and stockholder of a $25,000 note dated May 8, 2013 executed a letter agreement pursuant to which they agreed that: (i) the maturity date of the Note was extended to be September 30, 2014 and (ii) all interest principal and interest due on the Note shall not be due and payable until September 30, 2014.

On August 15, 2014, the Company and the holder and stockholder of a $110,000 note dated May 20, 2013 executed a letter agreement pursuant to which they agreed that: (i) the maturity date of the Note was extended to be September 20, 2014 and (ii) all interest principal and interest due on the Note shall not be due and payable until September 20, 2014.

On August 15, 2014, the Company and the holder and stockholder of a $150,000 note dated June 28, 2013 executed a letter agreement pursuant to which they agreed that: (i) the maturity date of the Note was extended to be March 31, 2015 and (ii) all interest principal and interest due on the Note shall not be due and payable until March 31, 2015.

On August 22, 2014, the Company and the holder of a $250,000 note dated August 15, 2012 executed a letter agreement pursuant to which they agreed that: all accrued interest due on the note and interest that will accrue going forward shall not be due and payable until August 15, 2015. In consideration for the extension granted by the holder, the Company will issue to the holder warrants to purchase 50,000 shares of Common Stock with an exercise price of $1.20 per share and an expiration date of August 15, 2019 and agreed to extend the expiration on the previously awarded warrants to August 15, 2019 and adjust their exercise price downward to $1.20 per share.

Note 12. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage through June 30, 2014, a net loss of ($15,583,087) and net cash used in operating activities of $10,826,979 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

We have received sales orders for a total of 69 FireFly® ESVs through June 30, 2014 which represents total order value received of $1,906,174.  The sales orders representing the 69 vehicles are spread across several market segments as shown below and were all sold at the MSRP plus additional options:

•	Parking enforcement – 57 units

•	Airport Security/Patrol – 4 units

•	Universities/Colleges – 8 units

RESULTS OF OPERATIONS

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Revenues

The Company has generated revenue from its operations from inception through June 30, 2014 of $933,755. As of the quarter ended June 30, 2014 we had $526 of cash on hand. We incurred operating expenses in the amount of $911,037 for the three months ended June 30, 2014 and $727,416 for the same period ended June 30, 2013. From inception to June 30, 2014, total operating expenses were $15,240,420. The operating expenses consist primarily of consulting expenses, salaries and wages, and professional fees.

Sales

Net sales for the quarters ended June 30, 2014 and June 30, 2013 were $259,993 and $119,173 respectively. With the changeover to new vendors for manufacturing of several major sub-assembly parts in the 1st quarter of 2014 the Company began to ramp up production in June 2014. As a result of the ramp up of shipments during the quarter, the sales order shipments exceeded the quantity of new sales orders received by a small amount, resulting in a sales backlog of $916,567 for the quarter ended June 30, 2014.

Cost of Sales

Inception to date cost of sales is $2,552,511. These costs include the cost of materials, direct labor, and associated overhead costs. The Company recorded $405,305 in cost of sales for the three months ended June 30, 2014 and $381,114 for the three months ended June 30, 2013. The Company’s production has been on a “build to order” basis since inception rather than a “build to stock” basis, the latter method being required for production to achieve gross margin targets of 45% to 48% of sales. The Company has been forced to operate on the “build to order” basis due to its consistent lack of working capital. Upon implementation of this method of production, the utilization of assembly labor can be maximized along with the acquisition of parts and sub-assembly parts resulting in a much lower cost per vehicle, thus realizing our target gross margins.

Gross Profit/(Loss)

The gross loss for the quarters ended June 30, 2014 and 2013 was ($145,312) and ($261,941), respectively with inception to date gross loss of ($1,618,756). The gross loss amounts from inception to date was a result of two major factors, production operated in a “build to order” basis which incurs a higher rate of direct labor cost per unit as well as the purchase of raw material parts and sub-assembly parts on a limited quantity basis without any benefit of volume purchase discounts. As noted above, the Company currently purchases inventory on a build to order basis thus incurring much higher cost per unit as compared to purchasing on a volume discount basis.

Selling, General and Administrative Expenses (Operating Expenses)

Operating expenses are engineering, selling, and general/administrative in nature and are principally salary and payroll associated expenses, travel, legal & professional fees and expenses, and advertising. Operating expenses for the quarter ended June 30, 2014 were $911,037 compared to $727,416 for the same quarter of 2013. In the 1st quarter of 2014 the Company recorded an adjustment to inventory resulting in adjusting the value down to net realizable value, subsequently, in the 2nd quarter of 2014 reclassifying that adjustment to cost of sales. The inception to date operating expenses were $15,240,420. Overall selling, general and administrative expenses increased by $183,607 for the quarter ended June 30, 2014 as compared to the same quarter ended June 30, 2013; four accounts had produced the majority of the variance on a comparison basis described as follows:

	2014	2013
Consulting fees	$122,726	$19,383
Stock compensation expense	$0	$147,461
Sales marketing tradeshows/conference	$92,875	19,811
Other	$167,395	16,706

The company had zero stock compensation expense for the quarter June 30, 2014 as compared to $147,461 for the same quarter ended in 2013. This reduction of expense was offset by the increase in consulting fees for the quarter. The increase was a result of the engagement of a consultant for a one year term to function as support for the processes of being a public company. The expense was recorded in one lump sum amount and paid in the form of issuance of the company’s common stock. In addition, the Company recorded an increase in expense related to sales/marketing services and tradeshow activity during the quarter. The balance of the variance was recorded as other expense representing costs associated with the termination of two agreements. These expenses (consulting, sales/marketing, & other) were recorded in one lump sum amount and paid in the form of issuance of the company’s common stock.

Loss from Operations

Loss from operations was ($1,056,349) for the quarter ended June 30, 2014, compared to ($989,357) for the same quarter ended in 2013. Again, the loss from operations was a result of two major factors, production operated in a “build to order” basis which incurs a higher rate of direct labor cost per unit as well as the purchase of raw material parts and sub-assembly parts on a limited quantity basis without any benefit of volume purchase discounts. Upon implementation of the “build to stock” method of production, the utilization of assembly labor can be maximized along with the acquisition of parts and sub-assembly parts resulting in a much lower cost per vehicle, thus realizing our target gross margins.

Other Income (expense)

Interest expense incurred for the quarter ended June 30, 2014 was $181,216 as compared to $81,433 for the same period ended June 30, 2013. The interest expense increase of $99,783 was a result of the increase in accreted interest expense related to the convertible notes incurred for the year as well as the amortization of the accreted interest. Other expense increased due to the charge of $312,000 for loss on modification of debt which was a result of issuing warrants to two of the convertible note holders as an incentive for their agreement to renew and extend their respective notes and/or agreement to defer payment of accrued interest to the future. The interest expense incurred from inception to date was $1,215,221.

Net Loss

Net loss for the quarter ended June 30, 2014 was ($1,532,533) as compared to ($1,070,790) for the same quarter in 2013. The changes were due to interest expense related to new convertible notes and other non-recurring operating expenses, many of which decreased for the current quarter and contributed to offset the increase in the other expenses mentioned above. The inception to date net loss incurred is ($15,583,087).

For the six months ended June 30, 2014 and June 30, 2013

Revenues

Net sales for the six months ended June 30, 2014 were $259,993 as compared to the same six month period in 2013 of $119,173. During the six month period the Company shipped five additional vehicles in 2014 versus the same period in 2013. The average sales price per vehicle remained relatively the same in the 2nd quarter of 2014 as compared to the same quarter in 2013. The continued increased level of the average sales price is due to the broad purchase of our vehicle options such as air-conditioning and the new extended range (“ER”) features.

Cost of Sales

Cost of Sales for the six months ended June 30, 2014 and 2013 was $628,497 and $381,113, respectively. While the total Cost of sales increased for the six months ended June 30, 2014 as compared to the same quarter ended 2013, the cost of sales per vehicle decreased substantially in the quarter ended June 30, 2014. The reduction is attributed to the improved utilization of direct labor for assembly of vehicles which was due to the realization of the production ramp up of our sub-assembly parts received from our vendors.

Gross Profit/(Loss)

The gross loss for the six months ended June 30, 2014 and 2013 was ($368,504) and ($261,940) respectively. The gross loss amount for 2014 and 2013 was a result of two major factors, production operated in a “build to order” basis which incurs a higher rate of direct labor cost per unit as well as the purchase of raw material parts and sub-assembly parts on a limited quantity basis without any benefit of volume purchase discounts, thus creating higher material costs per unit.

Loss from Operations

Loss from operations was ($1,844,448) for the six month period ended June 30, 2014, compared to ($1,541,779) for the same period of 2013. The primary changes in the six month of 2014 as compared to the same period in 2013 was an increase of the consulting costs and professional fees as a result of being a public company of $129,985 and non-recurring costs related to the termination of two agreements ($164,947) which was in large part offset by a decrease in the stock compensation costs by $147,461.

Net Loss

Net loss for the six months period ended June 30, 2014 was ($2,437,365) as compared to ($1,690,326) for the same period of 2013. The changes were due to increased consulting costs, legal/professional costs and interest expense.

From the Inception Date of January 30, 2006 through June 30, 2014

The Company operated as a development stage enterprise since inception with total operating expenses incurred of $15,240,420 and an overall net loss of ($15,583,087) accumulated through June 30, 2014. Net revenues recorded from inception (January 31, 2006) through June 30, 2014 are $933,755.

Capital Expenditures

Total capital equipment purchases for the six months ended June 30, 2014 were $2,143 as compared to $37,394 for the same period in 2013. The 2013 purchases were the result of higher than normal acquisition of new molds for various parts. Many of these molds were consumed throughout the 2013/2014 calendar year.

Liquidity and Capital Resources

Our current cash of $19,759 as of August 26, 2014 will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next twelve months; however there cannot be any assurance that we will be able to raise any capital.

We have funded our past operations through the private placement of debt and equity securities with outside investors. The funds have been exclusively used to complete the development of our vehicle, to introduce our vehicle to the market through our sales & marketing efforts of the Company, and deliver a production vehicle to the market.

For the six months ended June 30, 2014 and 2013 the Company used cash of $1,871,668 and $1,116,971, respectively, for operations and used $10,826,979 from inception to date. Such cash used and accumulated losses have resulted primarily from costs related to personnel, consulting and professional fees. For the six months ended June 30, 2014, the net cash provided by financing activities was $1,845,215 and from inception to date of $11,209,245 primarily from the sale of the Company’s common stock and receipts of cash from the proceeds of new convertible notes.

The Company estimates $3,000,000 is needed over the next 12 months to fund our operations including the servicing of $4,654,000 of convertible debt, funding the marketing plan, and paying its general obligations such as accounts payable. The Company paid quarterly interest payments through December 31, 2012 on $1,750,000 in original principal amount of secured convertible promissory notes due March 31, 2017. Effective March 31, 2013, the holders of those notes consented to extend the date on which quarterly interest payments re-commence to January 1, 2014 and subsequently to October 1, 2014. The accrued interest due on these convertible notes was $530,426 as of June 30, 2014. No principal payments have been applied on any of the convertible notes as of June 30, 2014.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2013.  There were no material changes from the risk factors during the three months ended June 30, 2014.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

None.

ITEM 5.  Other Information

On August 15, 2014, the Company and Zeus Corp. executed a letter agreement regarding the $25,000 note the Company issued to Zeus Corp. on May 8, 2013 (as disclosed on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2014), pursuant to which they agreed that: (i) the maturity date of said note was extended to be September 30, 2014 and (ii) all interest principal and interest due on said note shall not be due and payable until September 30, 2014.

On August 15, 2014, the Company and Advanced Microcontrols, Inc. executed a letter agreement regarding the $110,000 note issued to Advanced Microcontrols, Inc. by the Company on May 20, 2013 (as disclosed on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2014), pursuant to which they agreed that: (i) the maturity date of said note was extended to be September 20, 2014 and (ii) all interest principal and interest due on said note shall not be due and payable until September 20, 2014.

On August 15, 2014, the Company and John Maguire executed a letter agreement regarding the $150,000 note issued to Mr. Maguire dated June 28, 2013 (as disclosed on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2014), pursuant to which they agreed that: (i) the maturity date of said note was extended to be March 31, 2015 and (ii) all interest principal and interest due on said note shall not be due and payable until March 31, 2015.

On August 22, 2014, the Company and New September, LLC executed a letter agreement regarding the $250,000 note issued to New September, LLC on August 15, 2012 (as disclosed on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2013), pursuant to which they agreed that: all accrued interest due on the note and interest that will accrue going forward shall not be due and payable until August 15, 2015. In consideration for the extension granted by the holder, the Company will issue to the holder warrants to purchase 50,000 shares of Common Stock with an exercise price of $1.20 per share and an expiration date of August 15, 2019 and agreed to extend the expiration on the previously awarded warrants to August 15, 2019 and adjust their exercise price downward to $1.20 per share.

ITEM 6.  Exhibits

4.1	Form of 8% Unsecured Convertible Promissory Note between Numbeer, Inc. and Zeus Corp(1)

4.2	Form of 8% Unsecured Promissory Note between eFleets Corporation and John Maguire(1)

4.3	Form of 8% Unsecured Promissory Note between eFleets Corporation and Advanced Microcontrols Incorporated(1)

4.4	Form of Warrant Certificate issued to Zeus Corp. by eFleets Corporation(1)

4.5	Form of 8% Unsecured Convertible Promissory Note between eFleets Corporation and Zeus Corp.(2)

4.6	Form of Warrant Certificate issued to Zeus Corp. by eFleets Corporation(2)

4.7	Form of 8% Unsecured Convertible Promissory Note between eFleets Corporation and Zeus Corp.(3)

4.8	Form of Warrant Certificate issued to Zeus Corp. by eFleets Corporation(3)

4.9	Form of agreement to extend short term note to John Maguire

4.10	Form of agreement to extend short term note to Advanced Microcontrols, Inc.

4.11	Form of letter agreement to extend convertible note to Zeus Corp.

4.12	Form of letter agreement to extend short term note to Advanced Microcontrols, Inc.

4.13	Form of agreement to extend short term note to John Maguire

4.14	Form of letter agreement to extend note to New September, LLC

31.1	Certification of principal executive officer and principal financial officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2014.

(2)	Incorporated by Reference to the Registrant’s Current Report on Form 8-k filed on March 20, 2014.

(3)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K file d on April 3, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 28th day of August 2014.

eFLEETS CORPORATION

By:	/s/ James R. Emmons
James R. Emmons
Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

